Form 10QSB
period 2001-06-30
ILN BARRINGTON CORP
filed 2001-07-31
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                             June 30, 2001
or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

                    Commission file number: 00-32677

                        ILN Barrington Corporation
        (Exact name of registrant as specified in its charter)


            TEXAS                                      76-0676166
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


               15007 Grove Gardens, Houston, TX 77082
         (Address of principal executive offices  (zip code))

                             888-854-0661
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes        No X


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                      Outstanding at June 30, 2001
Common Stock, par value $0.0001                 5,000,000





                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ILN BARRINGTON CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
June 30, 2001
(unaudited)
ASSETS

Deferred tax asset, less valuation allowance of $186         $   -
TOTAL ASSETS                                                 $   -
                                                             =========



LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                                                  $   -
                                                             ---------
      TOTAL LIABILITIES                                          -
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                           $   -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 5,000,000 shares issued and outstanding        500
   Additional paid-in capital                                  1,738
   Stock subscription receivable                              (1,000)
   Deficit accumulated during the development stage           (1,238)
                                                             ---------
      TOTAL STOCKHOLDER'S EQUITY                                 -
                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $   -
                                                             =========

See accompanying notes.




ILN BARRINGTON CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to June 30, 2001
(unaudited)

EXPENSES
    Organizational expenses                                  $   300
    Professional fees                                            938
                                                             ---------
NET LOSS BEFORE INCOME TAX                                   $(1,238)

INCOME TAXES                                                     -
                                                             ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                           $(1,238)
                                                             =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                          5,000,000
                                                             =========
NET LOSS PER SHARE (BASIC AND DILUTED)                       $ (0.00)
                                                             =========

See accompanying notes.



ILN BARRINGTON CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to June 30,2001
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(1,238)
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (1,238)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital Contributed                                         1,238
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                1,238
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
    Common stock issued for stock subscriptions receivable    $ 1,000
                                                              ---------

See accompanying notes.




ILN BARRINGTON CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S EQUITY

                                                                      Accumulated
                                                                        Deficit
                           Common Stock      Additional    Stock      During the     Total
                       --------------------   Paid-In   Subscription  Development Stockholder's
Description             Shares      Amount    Capital    Receivable      Stage       Equity
-----------------------------------------------------------------------------------------------
Common stock issued
 for cash               5,000,000   $ 500     $   500    $(1,000)       -

Contributed capital       -           -         1,238       -           -           1,238

Net loss and cumulative
 loss during the
 development stage        -           -          -                    (1,238)      (1,238)
-----------------------------------------------------------------------------------------------
BALANCE,
 June 30, 2001          5,000,000   $ 500     $ 1,738    $(1,000)    $(1,238)      $  -
===============================================================================================

See accompanying notes.



NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS ACTIVITY

        ILN Barrington Corporation (A Development Stage Company)(the Company) was incorporated in Texas on April 2, 2001, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

        The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        INCOME TAXES

        The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

        ADVERTISING

        Advertising costs will be expensed as incurred.

        NET LOSS PER COMMON SHARE

        Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.
        Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

        CASH AND CASH EQUIVALENTS

        The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        DEVELOPMENT STAGE COMPANY

        The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.


NOTE 2.  RELATED PARTY TRANSACTIONS

        The Company issued 5,000,000 shares of common stock to ILN Industries, LLC, which is 100% owned by the President and sole director of the Company in April 2001. These shares were issued for a total value of $1,000.

        ILN Industries, LLC, the Company's sole shareholder contributed capital in the amount of $1,238, per a signed agreement dated April 2, 2001. The agreement calls for ILN Industries, LLC to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1:

          a.  Location and review of potential target companies
          b. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 3.  INCOME TAXES

        At June 30, 2001, the Company had a net operating loss of approximately $1,238. This loss may be used offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in
        Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

        The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $186 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $186 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

        As shown in the accompanying financial statements, the Company incurred a net loss of $1,238 for the period from inception (April 2, 2001) to June 30, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders until such time as it finds a merger partner. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.  STOCKHOLDER'S EQUITY

        SALE OF SHARES

        In April 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000. A stock subscription receivable was recorded in connection with this transaction.

        CAPITAL CONTRIBUTED

        In April 2001, the sole shareholder of the Company contributed $1,238 to pay for the Company's organizational expenses and audit fees.

        PREFERRED STOCK

        The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.





                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

             -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 8, 2001 and is incorporated herein by reference.

             -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 8, 2001 which is incorporated herein by reference.

              -- Agreement with ILN Industries, LLC filed as an exhibit to the Company's registration statement on Form 10-SB filed on May 8, 2001 which is incorporated herein by reference.

        (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter.



                              SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ILN Barrington Corporation


                               By: /S/ Henry Jan
                                       President

        Dated: July 31, 2001