Form 10KSB
period 2001-12-31
ENEFTECH CORP
filed 2002-04-15
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               Form  10-KSB

                 Annual  Report Under Section 13 or 15(d)
                 of the  Securities  Exchange Act of 1934
               For the fiscal year ended  December 31, 2001
                     Commission File Number: 00-32677


                           ENEFTECH CORPORATION
            ---------------------------------------------------
           (Name  of  Small  Business  Issuer  in  its  charter)


                 Texas                        76-0676166
        ------------------------     ----------------------------
        (State of Incorproation)     (I.R.S. Employer I.D. Number)


                 5 Grande Rue, 1315 La Sarraz, Switzerland
             ------------------------------------------------
                 (Address of principal executive  offices)


                     P.O. Box 6162, Burbank, CA 91510
             ------------------------------------------------
                     (United States mailing address)


                              949-862-5834
                     -------------------------------
                        Issuer's telephone number


                       ILN BARRINGTON CORPORATION
                15007 Grove Gardens, Houston, TX 77082
             ---------------------------------------------
                  (Former name and address of Issuer)



  Securities  registered  under  Section  12(b)  of  the  Act: NONE

  Securities  registered  under  Section  12(g)  of  the  Act: COMMON STOCK



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31,2001.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2002 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 31, 2002 was 37,027,500 shares.

Transitional Small Business Disclosure Format (check one): Yes___;
No_X_


                              PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

ORGANIZATION AND GENERAL HISTORY

Eneftech Corporation ("Eneftech", "the Issuer" or "the Company") was incorporated on April 2, 2001 under the laws of the State of Texas under the name ILN Barrington Corproation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unless the context otherwise requires, all references to "the Company" "we" "our" "us" and other similar terms shall mean Eneftech Corporation.

Pursuant to an Agreement and Plan of Reorganization dated October 25, 2001 the ("Plan"), we acquired all the assets of Eneftech Group, a California Partnership, and commenced the business operations formerly conducted by Eneftech Group. Subsequently, we changed our name from 'ILN Barrington Corporation' to 'Eneftech Corporation'on October 29, 2001.

BUSINESS OF ISSUER

We are currently engaged in the business of distributed power, heating and cooling generation for industrial, commercial and residential customers. The technology being developed by us, based on Organic Rankine Cycles, allows capitalization on the poorly exploited niche market of small-scale power generation units (less than 50kW elec.), as well as low temperature waste heat.

Applications cover the areas of 1) microgeneration, 2) waste heat recovery from industrial processes, 3) waste treatment, and 4) generation from renewable energy sources (geothermal, thermal solar, biomass). The technology allows this wide spectrum of applications with the core energy system remaining the same for each end-use.

The core Eneftech system uses the Rankine steam cycle as the thermodynamic principle, but employs an organic refrigerant as the working fluid, which is more adapted to low temperature applications than water. Such a system is already used in the industrial sector, mainly in geothermal power plants, but only for medium and large scale capacities (over a few megawatts) due to the lack of economically viable turbines adapted to small-scale power generation.

Customers who purchase the products being developed by us will be able to generate their own power:

1) from burning a variety of fuels, either fully independently or as grid back-up during outages, or during peak load (peaking price periods), while optionally serving their thermal and/or cooling needs.

2) from low temperature waste heat recovery within their industrial process, or from exhaust gases or cooling medium of existing power generation units; significant savings are then generated due to an increase of the global efficiency of the process.

3) using low cost solar collectors, or low temperature geothermal sources.

4) using recovered waste treatment bio-gas (water treatment plant, landfill).

To date, our current business activities have consisted of developing the technology - both concept-wise and in practice, developing the business plan, assembling a management team, and pursuing financing.

COMPANY WEBPAGE

Our Company web address is:  http://www.eneftech.com

EMPLOYEES

As of December 31, 2001, we had no employees.



ITEM 2.  DESCRIPTION  OF  PROPERTY.

We intend to secure office space in Los Angeles, CA for financial operations of our company and in San Francisco, CA where we plan to commence our business activities. We are currently using the offices of management at no cost to the Company located at 5
Grande Rue, 1315 La Sarraz, Switzerland.


ITEM 3.  LEGAL  PROCEEDINGS.

We are  not  a  party  to  any  pending  legal  proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS.

No  matters  were  submitted  to  a  vote  of  security  holders.



                              PART  II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2001, there was no market for our common equity.

HOLDERS

There were 21 holders of our common stock as of December 31, 2001.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings, if any, and subscribers who anticipate the need of cash dividends from their investment should refrain from the purchase of the Shares being offered.

PENNY STOCK

Our securities may be deemed to be "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission; This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers prior to any solicitation of any offer to purchase these securities.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i)above);
or (iv) of an issuer with net tangible  assets less than $2,000,000
(if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii)above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for purchasers of the Issuer's common stock to resell their shares to third parties or to otherwise dispose of them.


RECENT SALES OF UNREGISTERED SECURITIES

During the past year, we sold securities which were not registered as follows:


                                              NUMBER OF
   DATE              NAME                      SHARES       CONSIDERATION

   October 25,2001   ILN Industries, LLC (1)  5,000,000    $ 1,000


   (1) Henry L. Jan, is the sole member of ILN Industries, LLC and is therefore considered to be the beneficial owner of the common stock of our Company issued to it.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is PublicEase, 3663 E. Sunset Road, Suite 104,
Las Vegas, NV 89120.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION

We plan to design and produce economical small-scale units, featuring the following main innovative concepts: the conversion of hermetic scroll compressors into turbines and the designing of a multi-fuel boiler. These concepts are expected to allow this technology to play a significant role in the fast emerging market of distributed generation. The technology will benefit from numerous competitive advantages. The core Eneftech product is a small-scale power generation system based on components produced in large quantities and therefore benefits from low cost and high reliability, in contrast to state of the art microturbines and fuel cells. In addition, this technology will require much lower maintenance than gas engines, and does not suffer from noise disturbance. It will also benefit from a more adapted power to heat ratio for cogeneration applications.

We will pursue a patent application for the particular concept of a multi-fuel boiler, the details for which can not be disclosed here.
This product will allow the core system to function on several different fuel sources with no other modifications besides those required for the burners. Furthermore, we plan to apply for patents on several key components of the core Eneftech energy system.

We will manufacture our core system for the purpose of seven different applications adapted for different industrial and residential sectors, with capacities starting at 3 and up to 50 Kwe.

We are currently in pursuit of several grants, and will initially be seeking to grow in the United States market. To ensure an effective distribution chain, we plan to join in strategic partnerships with suppliers of complementary technologies. The marketing plan will therefore involve a joint effort between us and such mainstream suppliers, ensuring a strong marketing position. Furthermore, we will have on staff a team of sales experts who will work with potential clients from each market segment. This team will be trained in energy audits and industrial requirements to ensure that clients also receive a customized and overall energy consulting service.

Regarding the initial phase, production of prototypes is planned to be initiated in an interim partnership with a well-known laboratory in California. This prototype development period will allow for the cost optimization of each system to its respective application, and is expected to occur only in the first two years, as the major part of the components are of proven technologies.

Marketing efforts will also be aided during the first few years by on-site testing of our prototype applications in collaboration with several key clients. These key applications, serving various energy needs, shall be publicized to demonstrate the great potential of our products. Earnings from product sales may occur during the third year of operations, while earnings from another part of our company, consulting and energy services, will be possible already in the first or second year of operations.


SERVICES TO BE OFFERED

We plan to provide services to clients in industrial sectors aiming to improve their energy efficiency and reduce their potential carbon liabilities. These services will most likely be provided by two teams of experts, 1) our Company staff engineers and economists, 2) external experts in partnership with us. For the purpose of the latter point, we are actively negotiating with potential future partners.

RISK FACTORS

LIMITED OPERATING HISTORY

We have only a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments. There can be no assurance that our Company will be successful in addressing such risks.

FUTURE CAPITAL REQUIREMENTS

We presently have extremely limited operating capital. We will require substantial additional funding in order to realize our goals of commencing nationwide marketing of our products and services. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory to our Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

LIMITED MARKET FOR COMMON STOCK

Limited Market for Shares. Any market price that may develop for shares of common stock of our Company is likely to be very volatile, and factors such as success or lack thereof in developing and marketing our products and services, competition, governmental regulation and fluctuations in operating results may all have a significant effect.
In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop.

FUTURE SALES OF COMMON STOCK

There is presently no market for the shares of our common stock. See the Risk Factor "Limited Market for Common Stock; Limited Market for Shares," above. Future sales of securities pursuant to Rule 144 of the Securities and Exchange Commission may have an adverse impact on any market which may develop in our securities. Presently, Rule 144 requires a one year holding period prior to public sale of "restricted securities" in accordance with this Rule; the Directors could each sell (i) an amount equal to 1% of the total outstanding securities of the Issuer in any three month period or (ii) the average weekly reported volume of trading in such securities on all national securities and exchanges or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice under Rule 144 (this computation is not available to OTC Bulletin Board companies).

DEPENDENCE ON KEY PERSONEL

Our performance is substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel, especially its current management. We do not have a "key person" life insurance policy on any of our employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of our Company.

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

The Bylaws of our Company provide for indemnification to the fullest extent allowed under the Texas Business Corporations Act. Generally, under this Act, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgements, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. It is the position of the Securities and Exchange Commission that indemnification against liabilities for violations of the federal securities laws, rules and regulations is against public policy.

FORWARD  LOOKING  STATEMENTS

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.


ITEM  7.  FINANCIAL  STATEMENTS.


                           Eneftech Corporation
                    f/k/a ILN Barrington Corporation

                      (A Development Stage Company)

                           FINANCIAL STATEMENTS
                            December 31, 2001



                              CONTENTS

                                                              Page
                                                              ----

INDEPENDENT AUDITOR'S REPORT                                   F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                F-3

  Statement of Loss and Accumulated Deficit During             F-4
  the Development Stage

  Statement of Cash Flows                                      F-5

  Statement of Deficiency in Assets                            F-6

NOTES TO FINANCIAL STATEMENTS                           F-7 to F-9

                      Independent Auditor's Report


Stockholders and Board of Directors
Eneftech Corporation (A Development Stage Company) f/k/a ILN Barrington Corporation
Houston, Texas

We have audited the accompanying balance sheet of Eneftech Corporation (A Development Stage Company) f/k/a ILN Barrington Corporation, as of December 31, 2001, and the related statements of loss and accumulated deficit during the development stage, cash flows, and deficiency in assets for the period from inception (April 2, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eneftech Corporation (A Development Stage Company) f/k/a ILN Barrington Corporation at December 31, 2001, and the results of its operations and its cash flows for the period from inception (April 2, 2001) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a loss of $9,073 from inception (April 2, 2001) to December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Dohan and Company, CPA's

March 27, 2002
Miami, Florida



ENEFTECH CORPORATION f/k/a ILN BARRINGTON CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2001

ASSETS

  Deferred tax asset, less valuation allowance of $1,361     $     -
     TOTAL ASSETS                                            $     -
                                                             ===========

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
      Accrued professional fees                              $    2080
                                                             ---------
      TOTAL LIABILITIES                                           2080
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                           $     -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,027,500 shares issued and outstanding   $    3,703
   Additional paid-in capital                                     2,637
   Deficit accumulated during the development stage              (9,073)
                                                             ----------
      TOTAL DEFICIENCY IN ASSETS                             $    2,080
                                                             ----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                   $     -
                                                             ==========

See accompanying notes.

ENEFTECH CORPORATION f/k/a ILN BARRINGTON CORPORATION
(A Development Stage Company)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to December 31, 2001

EXPENSES
    Organizational expenses                                  $   565
    Consulting and professional fees                           8,464
    Other operating expenses                                      44
                                                             ---------
NET LOSS BEFORE INCOME TAX                                   $(9,073)

INCOME TAXES                                                     -
                                                             ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                           $(9,073)
                                                             =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                         8,945,792
                                                             =========
NET LOSS PER SHARE (BASIC AND DILUTED)                      $ (0.001)
                                                             =========

See accompanying notes.

ENEFTECH CORPORATION f/k/a ILN BARRINGTON CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(9,073)

   Adjustments to reconcile net loss to net cash used by
       operating activities
     Common stock issued for services pursuant to plan of
       reorganization                                           3,000
     Stock issued under employee stock incentive plan as
       compensation                                               203
     Increase in accrued professional fees                      2,080
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (3,790)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                               1,000
    Contributed Capital                                        2,790
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               3,790
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -

                                                              ---------

See accompanying notes.

ENEFTECH CORPORATION f/k/a ILN BARRINGTON CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

                                                                Accumulated
                                                                  Deficit
                            Common Stock        Additional       During the       Total
                       -----------------------   Paid-In        Development     Deficiency
Description             Shares         Amount    Capital           Stage        in Assets
-----------------------------------------------------------------------------------------
Common stock issued
 for cash               5,000,000        $ 500    $    500         -             (1,000)

Contributed capital       -                -         2,790         -              2,790

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000          -          -              3,000

Common stock issued
 pursuant to stock
 incentive plan         2,027,500          203          -          -                203

Net loss and cumulative
 loss during the
 development stage        -                 -           -        (9,073)         (9,073)
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001     37,027,500       $3,703     $ 3,290     $ (9,073)        $(2,080)
===========================================================================================

See accompanying notes.


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Activity

      Eneftech Corporation (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Barrington Corporation (Barrington) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California Partnership on October 25, 2001, pursuant to an agreement and Plan of Reorganization. The agreement set forth that Barrington would issue 30,000,000 shares to the general partners of Eneftech Group. The Company's name was changed to Eneftech Corporation and will now engage in the energy technology business.

      At December 31, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

      The Company's ability to commence operations is contingent upon its ability to raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

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

NOTE 2.  RELATED PARTY TRANSACTIONS

      In October 2001, 30,000,000 shares were issued to three partners of Eneftech Group pursuant to Plan of Reorganization in exchange Eneftech Group provided services by preparing a business plan for the Company.

NOTE 3.  BUSINESS COMBINATION

      On October 25, 2001, the Company completed a business combination pursuant to a Plan of Reorganization with Eneftech Group, a California Partnership by exchanging 30,000,000 shares of its common stock for all of the assets of Eneftech Group valued at $3,000, which encompassed a business plan which was expensed during the year. The combination has been accounted for as a purchase.


NOTE 4.  INCOME TAXES

      At December 31, 2001, the Company had a net operating loss of approximately $9,100. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

      The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $1,361 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $1,361 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $9,073 for the period from inception (April 2, 2001) to December 31, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6.  DEFICIENCY IN ASSETS

      Sale of Shares

      In October 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000. A stock subscription receivable was recorded in connection with this transaction. In October 2001, the sole shareholder of the company provided consulting services, which were estimated at $1,000 and paid-off the stock subscription receivable.

      Shares Issued pursuant to Plan of Reorganization

      The Company entered into a business combination with Eneftech Group pursuant to an agreement and Plan of Reorganization. Pursuant to this agreement the Company issued 30,000,000 shares to the general partners of Eneftech Group for its total assets valued at $3,000.

      Contributed Capital

      In April 2001, a shareholder of the Company contributed $2,790 to pay for the Company's organizational expenses and professional fees.

      Preferred Stock

      The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 7.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan and issued 2,027,500 pursuant to this Plan. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 and incentive compensation of $203 is included in consulting fees.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

Since inception, we have not changed or had any disagreements with our accountants

                                    PART  III


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS.


MANAGEMENT

Names                       Title or Position                           Ages
Mary-Jean Buerer            President/Treasurer, CEO and Director        27
El Hadj-Malick Kane         COO and Director                             33
Meinrad C. Buerer           Vice President/Secretary and Director        29


MARY JEAN BUERER, President/CEO/Treasurer and Director

Mrs. Mary Jean Buerer joined Eneftech to provide her expertise and management experience. She has most recently worked as a carbon and energy strategy consultant with the UK-based consulting company - the Environment Business. Her expertise in environmental business strategy is complemented by her PhD work on corporate carbon strategy development. Mary Jean also draws upon her management experience, after being appointed Program Manager to the International Emissions Trading Association (IETA), where she managed this international association of corporate members on behalf of the Board. While there, she worked to ensure the association provided input to international climate change policy development - specifically the development of agreed components for an international emissions trading scheme. Her previous experience has been in consulting in the area of environmental economics for the United Nations Environment Programme (UNEP) in 1998 and the United Nations Conference on Trade and Development (UNCTAD) in 1999. Entrepreneurial experience also includes her involvement as Executive Director of the once California-based non-profit organization, Evolving Minds Communications in 1995, an organization dedicated to promoting environmental products, services and causes through internet, radio and video media forms.

MALICK KANE, Chief Operating Officer/Director

Mr. Malick Kane created the Eneftech core concept while completing his PhD from the Swiss Federal Institute of Technology in Lausanne
(EPFL). His previous work experience has been with the Laboratory of Industrial Energy (LENI) of the Department of Mechanics at EPFL, and as a project engineer in STUCKY Consulting Engineers in Switzerland.
He has worked on several engineering projects involving co-generation sytems, solar power systems, desalination power plant systems, and most importantly the organic rankine cycle (ORC) scroll project which led to the development of the Issuer core energy system. Mr. Kane has authored and co-authored several scientific papers on his work since 1995. While developing sustainable energy systems, based on solar thermal, solar/fossil, bio-gas motor and ORC units, to name a few, he has developed extensive project management experience, as well as thermo-mechanical engineering expertise, including solar energy systems expertise.

MEINRAD BUERER, Vice-President of Energy and Sustainability Advisory Services/Secretary and Director

Mr. Buerer brings his multi-faceted skills in energy systems engineering, economics, and management to the Issuer. He holds a Masters in Mechanical Engineering and a Masters in Energy Economics and Management, and is currently conducting a PhD at the Swiss Federal Institute of Technology. Mr. Buerer has specific expertise in the technological, environmental and economic modeling and optimization of integrated energy systems. He has managed several engineering projects for the Laboratory of Industrial Energy (LENI) including the environmental and economic modeling of power generation for Alstom Power, and the thermoeconomic optimization of the retrofit of the Chavalon steam cycle power plant in Switzerland into a combined cycle power plant. Previous experience includes consulting in energy systems for buildings at ERTE Energy Consulting SA, Geneva, and engineering water and energy conservation systems at the Center for European Nuclear Research (CERN), Geneva.
Mr. Buerer, through such projects, has gained extensive management experience, as well as a well-balanced expertise in energy economics and cost-optimal engineering design.

R. MICHAEL MENDIETA, Chief Financial Officer, Consultant.

Mr. Mendieta was the Director of Finance / Accounting, International Television Distribution for Sony Pictures Entertainment. Some of Mendieta's primary responsibilities were overseeing the annual budget, quarterly forecasts, and four-year plans for Sony Pictures Entertainment international revenues. He analyzes the financial impact of new agreements and business opportunities, oversees quarterly marketing reports for international marketing and oversees financial reporting for thirteen territories. Prior to working at Sony, Mr. Mendieta was the Director of Home Video & Television Reporting, International / Domestic for DreamWorks S.K.G. He prepared monthly internal and external financials in accordance with FAS 53, interfaced between operations, production, and corporate finance / accounting regarding contract administration and home video and television matters. Prior to DreamWorks S.K.G., Mr. Mendieta was Manager of Financial Reporting for A&M Records.

JONATHAN COOPER, Corporate Development Consultant.

Mr. Cooper is currently an Executive Vice President/Director for
MOVE FILMS, INC and a business strategist for PNR Entertainment.
Mr. Cooper also consults for DataTrust (digital rights management technology), United Film Partners, Inc, and Metatron (laser projector.) Mr. Cooper was with the Global Corporate Strategy and Development Team for Level 3 Communications, Inc. For Level 3 Communications, Inc., his responsibilities included strategic support for M&A deals, market intelligence, and design of a market strategy for both the infrastructure (collocation and power) and session technology products (VoIP, Managed Modem, interactive gaming and presence), and creation and implementation of Level 3's channel strategy for the media and entertainment industry. Mr. Cooper was also a process consultant with Andersen Consulting (Accenture). At Andersen Consulting, he designed, built, and implemented Health
Care applications for both PPO and HMO solutions.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's directors and executive officers, and persons who own more than 10% of a registered class of our Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish our Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.


ITEM.  10  EXECUTIVE  COMPENSATION

None of the executive officer's salary and bonus exceeded $100,000 during our last fiscal year.

2001 STOCK INCENTIVE PLAN

We had registered 2,500,000 shares on Form S-8 pursuant the Securities Act of 1933. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to act as an incentive in motivating key employees, non-employee directors, legal counsel, and consultants to our Company to achieve long-term corporate objectives.

The Plan has been approved by the Board of Directors (hereinafter referred to as the "Board") of our company, to be effective
October 26, 2001. The Plan is intended to be a broad based plan which all employees of our Company are eligible for, and grants to be made to management personnel and members of the Board shall not exceed 50% of the total number of shares issuable under the Plan.


Equity Compensation Plan Information
(a)Name of plan  (b) Number of securities   (c) Number of securities     (d) Number of securities to be (e)Number of securities
                     authorized for issuance    awarded plus number of       issued upon exercise of       remaining available for
                     under the plan 	        securities to be issued      outstanding options,          future issuance
                                                upon exercise of options,    warrants or rights
                                                warrants or rights granted
                                                during last fiscal year


2001 Employee        2,500,000                  2,027,500                    0                             472,500
Stock Incentive Plan


Total                2,500,000                  2,027,500                    0                             472,500


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2001 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.


TITLE OF         NAME AND ADDRESS OF          AMOUNT OF SHARES        PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIALLY OWNED       CLASS
                                             (Common Shares)
          ---------------------------------
Common    El Hadj Malick Kane, Director        13,150,000                35.51%
Stock     15, avenue des Oiseaux
          1018 Lausanne,
          Switzerland
          ---------------------------------
Common    Mary Jean Buerer,                     8,950,000                24.17%
Stock     President/Treasurer/Director
          5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Meinrad Buerer, Secretary/Director    8,950,000                24.17%
Stock     5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Henry L. Jan, Shareholder             5,345,500                14.44%
Stock     15007 Grove Gardens
          Houston, TX 77082
          ---------------------------------    ----------                ----
Common    ALL Officers and Directors           31,050,000                83.84%
Stock     as a Group (3 Persons)
          ---------------------------------    ----------                ----
          Total                                36,395,500                98.29%
          =================================    ==========                ====




      (1) As the sole member of ILN Industries, LLC, Mr. Jan is deemed to be the beneficial owner of the shares owned by ILN Industries, LLC.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On October 25, 2001, we issued the general partners of Eneftech Group 30,000,000 shares for all of the assets and liabilities of Eneftech Group, a California General Partnership, in a reorganization within the meaning of Section 368(a)(1)(c) of the Internal Revenue Code of 1986, as amended.

On October 25, 2001, we issued ILN Industries, LLC a total of 5,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for the consideration of $1,000.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)  Exhibits


EXHIBITS

2.1.* Agreement and Plan of Reorganization between Eneftech Group and ILN Barrington Corporation (incorporated by reference to Form 8-K/A filed on 2/05/2002).

3.1.*   Articles of Incorporation of ILN Barrington Corporation
        (incorporated by reference to Form 10SB12G filed on 5/08/2001).

3.2.* Bylaws of ILN Barrington Corporation (incorporated by reference to Form 10SB12G, filed on 5/08/2001).

3.3.* Certificate of Amendment to Articles of Incorporation of ILN Barrington Corporation (incorporated by reference to Form 8-K/A filed on 2/05/2002).


** Summaries of all Exhibits contained within this Registration Statement are modified in their entirety by reference to these Exhibits.

*  Exhibits  were  previously  filed.



(b)  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K  -

Filed on 11/08/01 (amendments filed on 11/20/01; 1/07/02; 2/05/02;
                   4/15/02)

  Pursuant to an Agreement and Plan of Reorganization dated October 25, 2001 the ("Plan"), we had acquired all the assets of Eneftech Group, a California Partnership, and commenced the business operations formally conducted by Eneftech Group.

  We had filed an amendment to our Articles of Amendment to change our name from 'ILN Barrington Corporation' to 'Eneftech Corporation' on October 29, 2001.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  April 12,  2002

ENEFTECH CORPORATION

By:  /s/  Mary Jean Buerer

------------------------------------
Mary Jean Buerer
CEO,  President  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                       Title                          Date

- -----------------------
 /s/  Mary Jean Buerer     CEO,  President, Treasurer     April 12, 2002
                           and Director


- -----------------------
/s/  Meinrad Buerer        Vice President, Secretary      April 12, 2002
                           and  Director


- -----------------------
/s/  El Hadj Malick Kane   COO and Director               April 12, 2002



- -----------------------
/s/  R. Michael Mendieta   CFO                            April 12, 2002