Form 10KSB/A
period 2001-12-31
ENEFTECH CORP
filed 2002-04-26
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               Form  10-KSB/A

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


                                           /s/ Dohan and Company, CPA's

March 27, 2002
Miami, Florida



ENEFTECH CORPORATION f/k/a ILN BARRINGTON CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2001

ASSETS

  Deferred tax asset, less valuation allowance of $1,361     $     -
     TOTAL ASSETS                                            $     -
                                                             ===========

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
      Accrued professional fees                              $    2080
                                                             ---------
      TOTAL LIABILITIES                                           2080
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                           $     -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,027,500 shares issued and outstanding   $    3,703
   Additional paid-in capital                                     3,290
   Deficit accumulated during the development stage              (9,073)
                                                             ----------
      TOTAL DEFICIENCY IN ASSETS                             $    2,080
                                                             ----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                   $     -
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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

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