Form 10QSB
period 2002-03-31
ENEFTECH CORP
filed 2002-05-14
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2002
or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

                    Commission file number: 00-32677

                           ENEFTECH CORPORATION
            ---------------------------------------------------
           (Name  of  Small  Business  Issuer  in  its  charter)


                 Texas                        76-0676166
        ------------------------     ----------------------------
        (State of Incorporation)     (I.R.S. Employer I.D. Number)


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

                           Yes X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                   Outstanding at March 31, 2002
Common Stock, par value $0.0001                37,027,500





                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)


                                                            March 31, 2002
ASSETS

     TOTAL ASSETS                                            $     -
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accrued professional fees                              $   2,580
                                                             ---------
      TOTAL LIABILITIES                                          2,580
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,027,500 shares issued and outstanding        3,703
   Additional paid-in capital                                     3,458
   Deficit accumulated during the development stage              (9,741)
                                                             ----------
      TOTAL STOCKHOLDERS' EQUITY                                  2,580
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     -
                                                             ==========

See accompanying notes.

                                 F-3



ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)


                                                    For the three            Cumulative
                                                     months ended              since
                                                    March 31, 2002           inception

EXPENSES
    Organizational expenses                            $     109              $     674
    Consulting and professional fees                         535                  8,999
    Other operating expenses                                  24                     68
                                                       ---------              ---------
NET LOSS BEFORE INCOME TAXES (BENEFITS)                $    (668)             $  (9,741)

INCOME TAXES (BENEFITS)                                     -                      -
                                                       ---------              ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                     $   (668)              $  (9,741)
                                                       =========              ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                    37,027,500             16,061,168
                                                       ==========             ==========
NET LOSS PER SHARE (BASIC AND DILUTED)                 $  (0.000)             $  (0.001)
                                                       ==========             ==========

See accompanying notes.




ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    For the three             Cumulative
                                                     months ended                since
                                                    March 31, 2002             inception
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $  (668)               $(9,741)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued for services pursuant
       to plan of reorganization                            -                    3,000
     Stock issued under employee stock
       incentive plan as compensation                       -                      203
     Increase in accrued professional fees                  500                  2,580
                                                       ---------              ---------
        NET CASH USED BY OPERATING ACTIVITES               (168)                (3,958)
                                                       ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                            -                    1,000
    Contributed Capital                                    168                   2,958
                                                       ---------              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           168                   3,958
                                                       ---------              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE             -                     -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             -                     -
                                                       ---------               ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $   -                   $   -
                                                       =========               =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                      $   -                   $   -
    Income taxes paid                                  $   -                   $   -

                                                       ---------               ---------

See accompanying notes.


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements as of and for the three months ended March 31, 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article
      10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

      At March 31, 2002, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

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

NOTE 2.  RELATED PARTY TRANSACTIONS

      In October 2001, 30,000,000 shares were issued to three partners of Eneftech Group pursuant to Plan of Reorganization. In exchange Eneftech Group provided services by preparing a business plan for the Company.

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


NOTE 4.  INCOME TAXES

      At March 31, 2001, the Company had a net operating loss of approximately $9,700. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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


NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $9,741 for the period from inception (April 2, 2001) to March 31, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

To satisfy our cash requirements for the next twelve months, we will continue to seek out financing through grants. Also, we may attempt to finance our operations through equity or debt financing. In the event that we are unable to raise capital via grants or equity/debt financing, our management will most likely continue to contribute funds towards our operations. If we are unable to raise funding and if our management stops or becomes unable to continue to pay our operating expenses, we may not be able to timely make our periodic reports required under the Exchange Act.

RISK FACTORS

LIMITED OPERATING HISTORY

We have only a limited operating history upon which an evaluation of our Company can be based. Our Company risks must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments. There can be no assurance that our Company will be successful in addressing such risks.

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

         None.

        (b)     Reports on Form 8-K

         None.



                              SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Eneftech Corporation


                               By: /S/ Mary Jean Buerer
                                       President

        Dated: April 29, 2002