Form 10QSB
period 2002-06-30
ENEFTECH CORP
filed 2002-08-12
CIK 1138654

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission File No. 00-32677

                              ENEFTECH CORPORATION
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Texas                                       76-0676166
--------------------------------              ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                      32 Kerr Avenue, Kensington, CA  94707
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 862-5834
                          ---------------------------
                           (Issuer's telephone number)


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,040,000 at July 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]


                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)


                                                            June 30, 2002
ASSETS


      Deferred tax asset less valuation allowance of $1,545        -
                                                             -----------
     TOTAL ASSETS                                            $     -
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accrued professional fees                              $     500
                                                             ---------
      TOTAL LIABILITIES                                            500
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding       3,704
   Additional paid-in capital                                    7,095
   Deficit accumulated during the development stage            (10,299)
                                                             ----------
      TOTAL STOCKHOLDERS' EQUITY                                   500
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     -
                                                             ==========

See accompanying notes.





ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)


                                                        For the three          For the Six       Cumulative
                                                        months ended           months ended        since
                                                          June 30                June 30         inception
                                                     ------------------------------------------------------
                                                        2002      2001       2002       2001        2002
                                                     ---------- ---------  ---------- ---------  ----------
EXPENSES
    Organizational expenses                          $    -     $   300    $   109    $   300    $    674
    Consulting and professional fees                     534        938      1,069        938       9,533
    Other operating expenses                              24         -          48         -           92
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS BEFORE INCOME TAXES (BENEFITS)                 (558)    (1,238)    (1,226)    (1,238)    (10,299)

INCOME TAXES (BENEFITS)                                   -          -          -          -           -
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                   $  (558)   $(1,238)   $(1,226)   $(1,238)   $(10,299)
                                                     ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                  37,040,000 5,000,000  37,040,000 5,000,000  20,256,989
                                                     ========== =========  ========== =========  ==========
NET LOSS PER SHARE (BASIC AND DILUTED)               $ (0.000)  $ (0.000)  $ (0.000)  $ (0.000)  $  (0.001)
                                                     ========== =========  ========== =========  ==========

See accompanying notes.




ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six               Cumulative
                                                        months ended                 since
                                                          June 30                  inception
                                                  -------------------------------------------
                                                     2002             2001           2002
                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $(1,226)          $(1,238)      $(10,299)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued for services pursuant
       to plan of reorganization                      -               -              3,000
     Stock issued under employee stock
       incentive plan as compensation                   1             -                204
     (Decrease) Increase in accrued
        professional fees                          (1,580)                             500
                                                   ---------      ---------       ---------
        NET CASH USED BY OPERATING ACTIVITES       (2,805)         (1,238)          (6,595)
                                                   ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                      -               -              1,000
    Contributed Capital                             2,805            1,238           5,595
                                                   ---------      --------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES    2,805            1,238           6,595
                                                   ---------      --------        ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE       -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       -               -               -
                                                   ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   -          $   -           $   -
                                                   =========      ========        =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                  $   -          $   -           $   -
    Income taxes paid                              $   -          $   -           $   -
                                                   ---------      --------        ---------

See accompanying notes.


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements as of and for the six months ended June 30, 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article
      10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

      At June 30, 2002, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

      The Company's ability to commence operations is contingent upon its ability to raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings, grants or a combination thereof.

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


NOTE 4.  INCOME TAXES

      At June 30, 2002, the Company had a net operating loss of approximately $10,300. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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


NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $10,299 for the period from inception (April 2, 2001) to June 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

NOTE 7.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan. The Company has issued 2,040,000 shares pursuant to this Plan as of June 30, 2002. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives.
      These shares were recorded at a par value of $0.0001 and incentive compensation of $204 is included in consulting fees.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We plan to design and produce economical small-scale units, featuring the following main innovative concepts: the conversion of hermetic scroll compressors into turbines and the designing of a multi-fuel boiler. These concepts were developed over a period of six years by Mr. Malick Kane, our Chief Operating Officer, during research performed at the Swiss Federal Institute of Technology, Lausanne, Switzerland. The concepts are expected to allow this technology to play a significant role in the fast emerging market of distributed generation. The technology will benefit from numerous competitive advantages. The core Eneftech product is a small-scale power generation system based on components produced in large quantities and therefore benefits from low cost and high reliability, in contrast to state of the art microturbines and fuel cells. In addition, this technology will require much lower maintenance than gas engines, and does not suffer from noise disturbance. It will also benefit from a more adapted power to heat ratio for cogeneration applications.

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

We plan to provide services to clients in industrial and public sectors aiming to improve their energy efficiency and reduce their potential carbon liabilities. These services will most likely be provided by two teams of experts, 1) our Company staff engineers and economists, 2) external experts in partnership with us. For the purpose of the latter point, we are actively negotiating with potential future partners.

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

DEPENDENCE ON KEY PERSONEL

Our performance is substantially dependent on the performance of our executive officers and key consultants. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel, especially its current management. We do not have a "key person" life insurance policy on any of our employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of our Company.

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

        Dated: July 31, 2002