Form 10QSB
period 2002-09-30
ENEFTECH CORP
filed 2002-11-20
CIK 1138654

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,040,000 at November 14, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]


                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)


                                                         September 30, 2002
ASSETS

     Cash                                                    $     -
     Deferred tax asset less valuation allowance of $1,656         -
                                                             -----------
         TOTAL ASSETS                                        $     -
                                                             ===========

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
      Accrued professional fees                              $   1,000
                                                             ---------
      TOTAL LIABILITIES                                          1,000
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding       3,704
   Additional paid-in capital                                    6,341
   Deficit accumulated during the development stage            (11,045)
                                                             ----------
      TOTAL DEFICIENCY IN ASSETS                             (   1,000)
                                                             ----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                   $     -
                                                             ==========

See accompanying notes.





ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)


                                                        For the three          For the Nine       Cumulative
                                                        months ended           months ended        since
                                                        September 30           September 30       inception
                                                     ------------------------------------------------------
                                                        2002      2001       2002       2001        2002
                                                     ---------- ---------  ---------- ---------  ----------
EXPENSES
    Organizational expenses                          $   100     $   -    $    209    $   300    $    774
    Consulting and professional fees                     622        300      1,691      1,238      10,155
    Other operating expenses                              24         -          72         -          116
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS BEFORE INCOME TAXES (BENEFITS)                 (746)      (300)    (1,972)    (1,538)    (11,045)

INCOME TAXES (BENEFITS)                                   -          -          -          -           -
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                   $  (746)    $ (300)   $(1,972)   $(1,538)   $(11,045)
                                                     ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                  37,040,000 5,000,000  37,040,000 5,000,000  27,746,396
                                                     ========== =========  ========== =========  ==========
NET LOSS PER SHARE (BASIC AND DILUTED)               $ (0.000)  $ (0.000)  $ (0.000)  $ (0.000)  $  (0.001)
                                                     ========== =========  ========== =========  ==========

See accompanying notes.




ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Nine               Cumulative
                                                        months ended                 since
                                                       September 30                inception
                                                  -------------------------------------------
                                                     2002            2001            2002
                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $(1,972)         $(1,538)       $(11,045)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued for services pursuant
       to plan of reorganization                      -               -              3,000
     Stock issued under employee stock
       incentive plan as compensation                   1             -                204
     (Decrease) Increase in accrued
        professional fees                          (1,080)             300           1,000
                                                   ---------      ---------       ---------
        NET CASH USED BY OPERATING ACTIVITES       (3,051)          (1,238)         (6,841)
                                                   ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                      -               -              1,000
    Contributed Capital                             3,051            1,238           5,841
                                                   ---------      --------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES    3,051            1,238           6,841
                                                   ---------      --------        ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE       -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       -               -               -
                                                   ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   -          $   -           $   -
                                                   =========      ========        =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                  $   -          $   -           $   -
    Income taxes paid                              $   -          $   -           $   -
                                                   ---------      --------        ---------

See accompanying notes.


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended
      December 31, 2001. The results of operations for the nine months period ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

      Business Activity

      Eneftech Corporation (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Barrington Corporation (Barrington) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California Partnership on October 25, 2001, pursuant to an agreement and Plan of Reorganization. The Company's name was changed to Eneftech Corporation and now engages in the energy technology business.
      At September 30, 2002, the Company had not yet commenced any formal business operations.

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

NOTE 3.  INCOME TAXES

      At September 30, 2002, the Company had a net operating loss of approximately $11,045. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,045 for the period from inception (April 2, 2001) to September 30, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

NOTE 6.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan. The Company has issued 2,040,000 shares pursuant to this Plan as of September 30, 2002. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives.
      These shares were recorded at a par value of $0.0001 and incentive compensation of $204 is included in consulting fees.



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

ITEM 3. 	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of
1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our President, Mary Jean Burer.
Based upon that evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President, to allow timely decisions regarding required disclosure.


                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits required by Item 601 of Regulation S-B

        Exh. 99.1  Certification of President pursuant to 18 U.S.C.
                   Section 1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

         None.



                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Eneftech Corporation


                               By: /S/ Mary Jean Buerer
                                       President

        Dated: November 19, 2002


                                    CERTIFICATIONS

I, MARY JEAN BUERER, President and Chief Executive Officer of Eneftech Corporation (the "registrant"), certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Eneftech
        Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
        (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)	The registrant's other certifying officers and I have indicated
        in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002	         /s/ Mary Jean Buerer
					___________________________________
							(Signature)

				        President and Chief Executive Officer
					___________________________________
							(Title)

I, MALICK KANE, Chief Operations Officer of Eneftech Corporation (the "registrant"), certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Eneftech
        Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
        (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)	The registrant's other certifying officers and I have indicated
        in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002                 /s/ Malick Kane
					___________________________________
							(Signature)

				        Chief Operations Officer
					___________________________________
							(Title)

I, MEINRAD BUERER, Secretary of Eneftech Corporation (the "registrant"), certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Eneftech
        Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
        (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)	The registrant's other certifying officers and I have indicated
        in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002                 /s/ Meinrad Buerer
					___________________________________
							(Signature)

				        Secretary
					___________________________________
							(Title)