Form 10KSB
period 2002-12-30
ENEFTECH CORP
filed 2004-08-20
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               Form  10-KSB

                 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended  December 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2002.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2003 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 31, 2003 was 37,040,000 shares.

Transitional Small Business Disclosure Format (check one): Yes___;
No_X_

                              PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

ORGANIZATION AND GENERAL HISTORY

Eneftech Corporation ("Eneftech", the Issuer" or "the Company") was incorporated on April 2, 2001 under the laws of the State of Texas under the name ILN Barrington Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unless the context otherwise requires, all references to "the Company" "we" "our" "us" and other similar terms means
Eneftech Corporation.

Pursuant to an Agreement and Plan of Reorganization dated October 25, 2001 (the "Plan"), we acquired all the assets of Eneftech Group, a California Partnership, and commenced the business operations formerly conducted by Eneftech Group. Subsequently, we changed our name from ILN Barrington Corporation to Eneftech Corporation on October 29,
2001.

BUSINESS OF ISSUER

As a result of the acquisition of the assets of Eneftech Group, we planned to engage in the business of distributed power, heating and cooling generation for industrial, commercial and residential customers. The technology acquired by us, based on Organic Rankine Cycles, would allow capitalization on the poorly exploited niche market of small-scale power generation units (less than 50kW elec.), as well as low temperature waste heat.

To date, our current business activities have consisted of trying to develop the technology - both concept-wise and in practice, developing a business plan, assembling a management team, and pursuing financing.


EMPLOYEES

As of December 31, 2002, we had no employees.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

During 2002, we used the office of management, at no cost to the Company located at 5 Grande Rue, 1315 La Sarraz, Switzerland.

ITEM 3.  LEGAL  PROCEEDINGS.

We are  not  a  party  to  any  pending  legal  proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS.

No  matters  were  submitted  to  a  vote  of  security  holders
During 2002.

                              PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2002, there was no market for our common equity.

HOLDERS

There were 21 holders of our common stock as of December 31, 2002.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings, if any, and subscribers who anticipate the need of cash dividends from their investment should refrain from the purchase of the Shares being offered.

PENNY STOCK

Our securities may be deemed to be "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers prior to any solicitation of any offer to purchase these securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2002, we did not sell any securities which were not registered.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is PublicEase, 3663 E. Sunset Road, Suite 104,
Las Vegas, NV 89120.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During 2002, we planned to design and produce economical small-scale units, featuring the following main innovative concepts: the conversion of hermetic scroll compressors into turbines and the designing of a multi-fuel boiler. However, due to lack of operating funds, we were unable to implement this plan, and engaged in no business activity in 2002.

SERVICES TO BE OFFERED

We plan to provide services to clients in industrial sectors aiming to improve their energy efficiency and reduce their potential carbon liabilities. These services will most likely be provided by two teams of experts, 1) our Company staff engineers and economists, 2) external experts in partnership with us. For the purpose of the latter point, we are actively searching for potential future partners.

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

FUTURE CAPITAL REQUIREMENTS

We presently have no operating capital. We will require substantial additional funding in order to realize our goals of commencing nationwide marketing of our products and services. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory to our Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

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

DEPENDENCE ON KEY PERSONNEL

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

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

The Bylaws of our Company provide for indemnification to the fullest extent allowed under the Texas Business Corporations Act. Generally, under this Act, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgments, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. It is the position of the Securities and Exchange Commission that indemnification against liabilities for violations of the federal securities laws, rules and regulations is against public policy.

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


ITEM  7.  FINANCIAL  STATEMENTS.





                           Eneftech Corporation
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS
                            December 31, 2002



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

INDEPENDENT AUDITOR'S REPORT                                   F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                F-3

  Statement of Loss and Accumulated Deficit During             F-4
  the Development Stage

  Statement of Cash Flows                                      F-5

  Statement of Shareholders Equity                            F-6

NOTES TO FINANCIAL STATEMENTS                          F-7 to F-11











F-1

Independent Auditor's Report


Stockholders and Board of Directors
Eneftech Corporation (A Development Stage Company)

We have audited the accompanying balance sheet of Eneftech Corporation (A Development Stage Company)as of December 31, 2002, and the related statements of loss and accumulated deficit during the development stage, cash flows, and shareholders equity for the period from inception
(April 2, 2001) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eneftech Corporation
(A Development Stage Company)at December 31, 2002, and the results of its operations and its cash flows for the period from inception (April 2, 2001) to December 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a loss of $11,073 from inception (April 2, 2001) to December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/
August ??, 2004                      F-2

ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEET
December 31, 2002

ASSETS

  Deferred tax asset, less valuation allowance of $1,361     $     -

     TOTAL ASSETS                                            $     -
                                                            ===========
LIABILITIES AND EQUITY

LIABILITIES

      TOTAL LIABILITIES                                      $     -
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                           $     -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding   $    3,704
   Additional paid-in capital                                     7,369
   Deficit accumulated during the development stage             (11,073)
                                                             ----------
      TOTAL EQUITY                           			 $     -


                                                             ----------
TOTAL LIABILITIES AND EQUITY			                   $     -
                                                             ==========

See accompanying notes.




F-3

ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE For the period from inception (April 2, 2001) to December 31, 2002



EXPENSES
    Organizational expenses                                  $    565
    Consulting and professional fees                           10,464
    Other operating expenses                                       44
                                                             ---------
NET LOSS BEFORE INCOME TAX                                   $(11,073)

INCOME TAXES                                                     -
                                                             ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                           $(11,073)
                                                             =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                        37,040,000
                                                             =========
NET LOSS PER SHARE (BASIC AND DILUTED)                      $ (0.0003)
                                                             =========

See accompanying notes.












F-4
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to December 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                 $(11,073)

   Adjustments to reconcile net loss to net cash used by
       operating activities
     Common stock issued for services pursuant to plan of
       reorganization                                           3,000
     Stock issued under employee stock incentive plan as
       compensation                                               204
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (7,869)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                                1,000
    Contributed Capital                                         6,869
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                7,869
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -

                                                              ---------

See accompanying notes.	                       F-5

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

                                                                Accumulated
                                                                  Deficit
                            Common Stock        Additional       During the       Total
                       -----------------------   Paid-In        Development
Description             Shares         Amount    Capital           Stage
-----------------------------------------------------------------------------------------
Common stock issued
 for cash               5,000,000        $ 500    $    500         -             $1,000

Contributed capital       -                -         6,869         -              6,869

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000          -          -              3,000

Common stock issued
 pursuant to stock
 incentive plan         2,040,000          204          -          -                204

Net loss and cumulative
 loss during the
 development stage        -                 -           -        (11,073)        11,073
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2002     37,040,000       $3,704     $ 7,369     $ (11,073)             -


===========================================================================================

See accompanying notes.

F-6

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

      At December 31, 2002, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

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



F-7
       Income Taxes

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

      Development Stage Company

      The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has

F-8
       not yet generated any revenues and, as such, it is considered a development stage company.

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

NOTE 4.  INCOME TAXES

      At December 31, 2002, the Company had a net operating loss of approximately $11,073. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.


F-9
       The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $1,361 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $1,361 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,073 for the period from inception (April 2, 2001) to December 31, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6.  DEFICIENCY IN ASSETS

      Sale of Shares

      In October 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000. A stock subscription receivable was recorded in connection with this transaction. In October 2001, the sole shareholder of the company provided consulting services, which were estimated at $1,000 and paid-off the stock subscription receivable.

F-10
Shares Issued pursuant to Plan of Reorganization

      The Company entered into a business combination with Eneftech Group pursuant to an agreement and Plan of Reorganization. Pursuant to this agreement the Company issued 30,000,000 shares to the general partners of Eneftech Group for its total assets valued at $3,000.

      Contributed Capital

      In April 2001, a shareholder of the Company contributed funds to pay for the Company's organizational expenses and professional fees.

      Preferred Stock

      The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 7.  STOCK INCENTIVE PLAN

During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan and issued 2,040,000 shares pursuant to this Plan during 2001. o additional shares were issued under the Plan in 2002.
The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 and incentive compensation of $204 was included in consulting fees.

F-11

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

Since inception through the end of 2002, we have not changed or had any disagreements with our accountants

                                    PART  III
ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

MANAGEMENT DURING 2002

Names                    Title or Position                           Ages
Mary-Jean Buerer         President/Treasurer, CEO and Director        28
El Hadj-Malick Kane      COO and Director                             34
Meinrad C. Buerer        Vice President/Secretary and Director        30

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

To our knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

The Plan WAS approved by the Board of Directors (hereinafter referred to as the "Board") of our company, to be effective
October 26, 2001. The Plan is intended to be a broad based plan which all employees of our Company are eligible for, and grants to be made to management personnel and members of the Board shall not exceed 50% of the total number of shares issuable under the Plan.



Equity Compensation Plan Information

(a)Name of plan  (b) Number of securities   (c) Number of securities     (d) Number of securities to be (e)Number of securities
                     authorized for issuance    awarded plus number of       issued upon exercise of       remaining available for
                     under the plan 	        securities to be issued      outstanding options,          future issuance
                                                upon exercise of options,    warrants or rights
                                                warrants or rights granted
                                                during last fiscal year

2001 Employee        2,500,000                  2,040,000                    0                             460,000
Stock Incentive Plan


Total                2,500,000                  2,040,000                    0                             460,000




ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2002 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.




TITLE OF         NAME AND ADDRESS OF          AMOUNT OF SHARES        PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIALLY OWNED       CLASS

                                             (Common Shares)
          ---------------------------------
Common    El Hadj Malick Kane, Director        12,350,000                33.35%
Stock     15, avenue des Oiseaux
          1018 Lausanne,
          Switzerland
          ---------------------------------
Common    Mary Jean Buerer,                     9,350,000                25.25%
Stock     President/Treasurer/Director
          5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Meinrad Buerer, Secretary/Director    9,350,000                25.25%
Stock     5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Henry L. Jan, Shareholder             5,345,500                14.44%
Stock     15007 Grove Gardens
          Houston, TX 77082
          ---------------------------------    ----------                ----
Common    ALL Officers and Directors           31,050,000                83.85%
Stock     as a Group (3 Persons)
          ---------------------------------    ----------                ----
          Total                                36,395,500                98.29%
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

  We filed an amendment to our Articles of Incorporation to change our name from ILN Barrington Corporation to Eneftech Corporation on October 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August ??, 2004

ENEFTECH CORPORATION

By:  /s/  Mary Jean Buerer

------------------------------------
Mary Jean Buerer
CEO,  President  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                       Title                          Date

------------------------
 /s/  Mary Jean Buerer     CEO,  President, Treasurer     August __, 2004
                           and Director




------------------------
/s/  Meinrad Buerer        Vice President, Secretary      August __, 2004
                           and  Director


------------------------
/s/  El Hadj Malick Kane   COO and Director               August __, 2003