Form 10QSB
period 2003-03-30
ENEFTECH CORP
filed 2004-08-20
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2003
                                  or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

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

                              310-994-4408
                     -------------------------------
                        Issuer's telephone number


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                   Outstanding at March 31, 2003
Common Stock, par value $0.0001                37,040,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


ENEFTECH CORPORATION
(A Development Stage Company)


BALANCE SHEET (UNAUDITED)
March 31, 2003


                                                            March 31, 2003

ASSETS


     TOTAL ASSETS                                            $     -
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
      TOTAL LIABILITIES                                       $
                                                             -----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding        3,704
   Additional paid-in capital                                     7,369
   Deficit accumulated during the development stage             (11,073)
                                                               ----------
      TOTAL STOCKHOLDERS' EQUITY                                   -
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     -
                                                                ==========

See accompanying notes.


ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)
March 31, 2003

                                  For the three            Cumulative
                                  months ended              since
                                  March 31, 2003           inception


EXPENSES
Organizational expenses            $     -                $      565
Consulting and professional fees         -                    10,464
Other operating expenses                 -                        44
                                     ---------              ---------
NET LOSS BEFORE INCOME TAXES       $     -                $  (11,073)
(BENEFITS)

INCOME TAXES (BENEFITS)                 -                      -
                                    ---------              ---------
NET LOSS AND ACCUMULATED DEFICIT
DURING THE DEVELOPMENT STAGE       $    -                 $  (11,073)
                                    =========              ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                37,040,000             37,040,000
                                   ==========             ==========
NET LOSS PER SHARE (BASIC AND DILUTED)
                                   $  (0.0000)             $  0.0003)
                                   ==========             ==========

See accompanying notes

ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENTS OF CASH FLOWS (UNAUDITED)
March 31, 2003

                           				For the three             Cumulative
                           				months ended              since
                           				March 31, 2003            inception
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                 				$    -                 $(11,073)

   Adjustments to reconcile net loss to net cash used by operating activities

   Common stock issued for services pursuant
   to plan of reorganization     			     -                    3,000

   Stock issued under employee stock
   incentive plan as compensation
                                  			     -                      204
                              				---------              ---------
 NET CASH USED BY OPERATING ACTIVITES
                                  			     -                   (7,869)
                               			---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash   			     -                    1,000
    Contributed Capital            			     -                    6,869
                               			---------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                   			     -                     -
                              				---------              ---------

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



NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements as of and for the three months ended March 31, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article
      10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

      At March 31, 2003, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

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

NOTE 4.  INCOME TAXES

      At March 31, 2003, the Company had a net operating loss of approximately $11,073. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,073 for the period from inception (April 2, 2001) to March 31, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 7.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan and issued 2,040,000 pursuant to this Plan. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 and incentive compensation of $204 is included in consulting fees. No additional shares were issued under the Plan during the first quarter of 2003.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We planned to design and produce economical small-scale units, featuring the following main innovative concepts: the conversion of hermetic scroll compressors into turbines and the designing of a multi-fuel boiler. To date, however, we have been unable to raise the funds necessary to commence operations and have not yet begun operations.

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

FUTURE CAPITAL REQUIREMENTS

We presently have no operating capital. We will require substantial funding in order to realize our goals of commencing nationwide marketing of our products and services. Depending upon the growth of our business operations, and the acceptance of our products and services, we will need to raise substantial additional funds through equity or debt financing, which may be very difficult for such a speculative enterprise. There can be no assurance that such additional funding will be made available to us, or if made available, that the terms thereof will be satisfactory to our Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits required by Item 601 of Regulation S-B

        Exh. 99.1  Certification of President and Chief Financial Officer
 		    pursuant to 18 U.S.C. Section 1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

        	    None


       SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Eneftech Corporation


                               By: /S/ Mary Jean Buerer
                                       President

August __, 2004

CERTIFICATIONS

I, MARY JEAN BUERER, President and Chief Executive and Financial
Officer of Eneftech Corporation (the "registrant"), certify that:

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


Date:   Dated: August ___, 2004	         /s/ Mary Jean Buerer
					___________________________________
							(Signature)

				        President and Chief Executive
					and Financial Officer
					___________________________________
							(Title)