Form 10QSB
period 2003-09-30
ENEFTECH CORP
filed 2004-08-20
CIK 1138654

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB




(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the quarterly period ended September 30, 2003

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

                      P.O. Box 6162, Burbank, CA 91510
                 ----------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,040,000 at September 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEET (UNAUDITED)

September 30, 2003

ASSETS


         TOTAL ASSETS                                        $     -
                                                             ===========


LIABILITIES AND EQUITY


LIABILITIES
      TOTAL LIABILITIES                                            -
                                                              -----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding       3,704
   Additional paid-in capital                                    7,369
   Deficit accumulated during the development stage            (11,073)
                                                             ----------
      TOTAL STOCKHOLDERS' EQUITY                                   -
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     -
                                                             ==========



See accompanying notes.





ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)
September 30, 2003


                                                        For the three          For the Nine      Cumulative
                                                        months ended           months ended       since
                                                        September 30           September 30       inception
                                                     ------------------------------------------------------
                                                        2003      2002       2003       2002        2003
                                                     ---------- ---------  ---------- ---------  ----------
EXPENSES
    Organizational expenses                          $    -      $  100   $     -     $    209    $     565
    Consulting and professional fees                      -         500         -        1,565       10,464
    Other operating expenses                              -          24         -           24           44
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS BEFORE INCOME TAXES (BENEFITS)                   -        (624)        -       (1,798)    (11,073)

INCOME TAXES (BENEFITS)                                   -          -          -          -           -
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                   $    -      $ (624)    $   -      $(1,798)   $(11,073)
                                                     ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                  37,040,000 37,040,000 37,040,000 37,040,000 37,040,000
                                                     ========== =========  ========== =========  ==========
NET LOSS PER SHARE (BASIC AND DILUTED)               $ (0.000)  $ (0.000)  $ (0.000)  $ (0.000)  $ (0.0003)
                                                     ========== =========  ========== =========  ==========

See accompanying notes.


ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENTS OF CASH FLOWS (UNAUDITED)
September 30, 2003

                                                        For the Nine               Cumulative
                                                        months ended                 since
                                                       September 30                inception
                                                  -------------------------------------------
                                                     2003            2002            2003
                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                      $   -             $(1,798)       $(11,073)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued for services pursuant
       to plan of reorganization                      -               -                3,000
     Stock issued under employee stock
       incentive plan as compensation                 -               -                  204
                                                   ---------        ---------        ---------
        NET CASH USED BY OPERATING ACTIVITES          -               (1,798)         (7,869)
                                                   ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                      -                -                1,000
    Contributed Capital                               -                -                6,869
                                                   ---------         --------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES      -                -                7,869
                                                   ---------         --------        ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE       -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       -               -               -
                                                   ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $   -          $   -           $   -
                                                   =========      ========        =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                  $   -          $   -           $   -
    Income taxes paid                              $   -          $   -           $   -
                                                   ---------      --------        ---------

See accompanying notes.



NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended
      December 31, 2002. The results of operations for the nine months period ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

      Business Activity

      Eneftech Corporation (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Barrington Corporation (Barrington) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California Partnership on October 25, 2001, pursuant to an agreement and Plan of Reorganization. The Company's name was changed to Eneftech Corporation and now engages in the energy technology business.
      At September 30, 2003, the Company had not yet commenced any formal business operations.

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

NOTE 3.  INCOME TAXES

      At September 30, 2003, the Company had a net operating loss of approximately $11,073. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,073 for the period from inception (April 2, 2001) to September 30, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 5.  DEFICIENCY IN ASSETS

      Sale of Shares

      In October 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000. A stock subscription receivable was recorded in connection with this transaction. In October 2001, the then sole shareholder of the company provided consulting services, which were estimated at $1,000 and paid-off the stock subscription receivable.

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

NOTE 6.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan. The Company has issued 2,040,000 shares pursuant to this Plan as of September 30, 2003. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives.
      These shares were recorded at a par value of $0.0001 and incentive compensation of $204 is included in consulting fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") And Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

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

         (a)     Exhibits required by Item 601 of Regulation S-B

        	    Exh. 99.1  Certification of President pursuant to 18
U.S.C.
                   Section 1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended
         		September 30, 2003.

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