Form 10KSB
period 2003-12-31
ENEFTECH CORP
filed 2004-08-20
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               Form 10-KSB

                 Annual Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed By Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2003.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2004 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of March 31, 2004 was 37,040,000 shares.

Transitional Small Business Disclosure Format (check one): Yes___;
No_X_

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

ORGANIZATION AND GENERAL HISTORY

Eneftech Corporation ("Eneftech", the "Issuer" or "the Company") was incorporated on April 2, 2001 under the laws of the State of Texas under the name ILN Barrington Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Unless the context otherwise requires, all references to "the Company" "we" "our" "us" and other similar terms shall mean Eneftech Corporation.

Pursuant to an Agreement and Plan of Reorganization dated October 25, 2001 the ("Plan"), we acquired all the assets of Eneftech Group, a California Partnership, and commenced the business operations formerly conducted by Eneftech Group. Subsequently, we changed our name from 'ILN Barrington Corporation' to Eneftech Corporation on October 29, 2001.

BUSINESS OF ISSUER

We were formerly engaged in the business of distributed power, heating and cooling generation for industrial, commercial and residential customers. We were unable to raise the necessary funds to commence business and as of December 31, 2003, had not yet commenced any business operations.


During 2003, the Board of Directors determined to change the business activities of the company and to locate a suitable merger partner. The company ceased all former activity and has focused exclusively on locating a suitable merger partner for the Company.

EMPLOYEES

As of December 31, 2003, we had no paid employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

During 2003, we had been using the offices of management at no cost to the Company located at 5 Grande Rue, 1315 La Sarraz, Switzerland.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth Quarter of 2003.

                              PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2003, there was no market for our common equity.

HOLDERS

There were 21 holders of our common stock as of December 31, 2003.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate paying dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings, if any, and subscribers who anticipate the need of cash dividends from their investment should refrain from the purchase of the Shares being offered.


PENNY STOCK

Our securities may be deemed to be "penny stock" as defined in Rule
3a-51-1 of the Securities and Exchange Commission. This designation may have an adverse effect on the development of any public market for our shares of common stock or, if such a market develops, its continuation, as broker-dealers are required to personally determine whether an investment in the securities is suitable for customers prior to any solicitation of any offer to purchase these securities.

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

Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;
(iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for purchasers of the Issuer's common stock to resell their shares to third parties or to otherwise dispose of them.


RECENT SALES OF UNREGISTERED SECURITIES

During the past year, we sold no securities.

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

DEPENDENCE ON KEY PERSONEL

Our performance is substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel. We do not have a "key person" life insurance policy on any of our employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of our Company.

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

                           FINANCIAL STATEMENTS
                            December 31, 2003

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

  Statement of Loss and Accumulated Deficit During              F-4
  the Development Stage

  Statement of Cash Flows                                        F-5

  Statement of Deficiency in Assets                              F-6

NOTES TO FINANCIAL STATEMENTS                           F-7 to F-11

                                  F-1

                      Independent Auditor's Report


Stockholders and Board of Directors
Eneftech Corporation (A Development Stage Company)
Burbank, CA

We have audited the accompanying balance sheet of Eneftech Corporation
(A Development Stage Company), as of December 31, 2003, and the related statements of loss and accumulated deficit during the development stage, cash flows, and shareholders equity for the period from inception (April 2, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eneftech Corporation
(A Development Stage Company) at December 31, 2003, and the results of its operations and its cash flows for the period from inception (April 2, 2001) to December 31, 2003, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a loss of $11,073 from inception (April 2, 2001) to December 31, 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/

August __-, 2004




                                  F-2

ENEFTECH CORPORATION
(A Development Stage Company)


BALANCE SHEET
December 31, 2003

ASSETS
TOTAL ASSETS                                                                     $     -
                                                                              ===========


LIABILITIES AND EQUITY


LIABILITIES

TOTAL LIABILITIES
                                                                                        $
    ------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

DEFICIENCY IN ASSETS

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                                $     -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding                $    3,704
   Additional paid-in capital                                                     7,369
   Deficit accumulated during the development stage                              (11,073)
                                                                 -------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                         $     -
                                                                              ===========

See accompanying notes.


F-3
ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (April 2, 2001) to December 31, 2003



EXPENSES
    Organizational expenses                                             $             565
    Consulting and professional fees                                               10,464
    Other operating expenses                                                           44
                                                                                 ---------
NET LOSS BEFORE INCOME TAX                                                      $ (11,073)

INCOME TAXES                                                                            -
                                                                                ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                                              $ (11,073)
                                                                                 =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED                                                              37,040,000
                                                                                 =========
NET LOSS PER SHARE (BASIC AND DILUTED)                                          $ (0.0003)
                                                                                 =========

See accompanying notes.











F-4
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the period from inception (April 2, 2001) to December 31, 2003


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

                                                                              ---------

See accompanying notes.
F-5

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY
December 31, 2003

                                                                Accumulated
                                                                  Deficit
                            Common Stock       Additional       During the       Total
                       -----------------------   Paid-In        Development
Description            Shares         Amount    Capital           Stage
-------------------------------------------------------------------------------------------
Common stock issued
 for cash             5,000,000        $ 500    $    500                -              1,000

Contributed capital       -               -         6,869               -              6,869

Common stock issued
 for services
 pursuant to plan
 of reorganization   30,000,000       3,000          -                 -                3,000

Common stock issued
 pursuant to stock
 incentive plan       2,040,000        204           -                 -                  204

Net loss and cumulative
 loss during the
 development stage        -            -            -                (11,073)           11,073
----------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2003  37,040,000       $3,704     $ 7,369            $ (11,073)        $       -
=========================================================

See accompanying notes.
F-6


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Activity

      Eneftech Corporation (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Barrington Corporation (Barrington) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.
      The Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California
      Partnership on October 25, 2001, pursuant to an agreement and Plan of Reorganization. The agreement set forth that Barrington would issue 30,000,000 shares to the general partners of Eneftech Group.
      The Company's name was changed to Eneftech Corporation and the Company
       Intended to engage in the energy technology business.

      At December 31, 20013 the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

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

      Development Stage Company

      The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.
                                                               F-8


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


NOTE 4.  INCOME TAXES

      At December 31, 2003, the Company had a net operating loss of approximately $11,703. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.


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

NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,703 for the period from inception (April 2, 2001) to December 31, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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



                                     F-11






ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Since inception, we have not  had any disagreements with our accountants.
In August 2004, we changed accountants in order to complete all of our audited financial statements. There was no dispute or disagreement with our former accountants regarding any material matter and the change in auditors was reported on an 8-K filed on August ___, 2004.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.



MANAGEMENT

Our management as of December 31, 2003 consisted of:
Names                       Title or Position                           Ages

Mary-Jean Buerer            President/Treasurer, CEO and Director        29
El Hadj-Malick Kane         COO and Director                                34
Meinrad C. Buerer           Vice President/Secretary and Director           31


MARY JEAN BUERER, President/CEO/Treasurer and Director

Mrs. Mary Jean Buerer joined Eneftech to provide her expertise and management experience. She has most recently worked as a carbon and energy strategy consultant with the UK-based consulting company - the Environment Business. Her expertise in environmental business strategy is complemented by her PhD work on corporate carbon strategy development. Mary Jean also draws upon her management experience, after being appointed Program Manager to the International Emissions Trading Association (IETA), where she managed this international association of corporate members on behalf of the Board. While there, she worked to ensure the association provided input to international climate change policy development - specifically the development of agreed components for an international emissions trading scheme. Her previous experience has been in consulting in the area of environmental economics for the United Nations Environment Program (UNEP) in 1998 and the United
Nations Conference on Trade and Development (UNCTAD) in 1999. Entrepreneurial experience also includes her involvement as Executive Director of the once California-based non-profit organization, Evolving Minds Communications in 1995, an organization dedicated to promoting environmental products, services and causes through internet, radio and video media forms.

MALICK KANE, Chief Operating Officer/Director

Mr. Malick Kane created the Eneftech core concept while completing his PhD from the Swiss Federal Institute of Technology in Lausanne
(EPFL). His previous work experience has been with the Laboratory of Industrial Energy (LENI) of the Department of Mechanics at EPFL, and as a project engineer in STUCKY Consulting Engineers in Switzerland.
He has worked on several engineering projects involving co-generation systems, solar power systems, desalination power plant systems, and most importantly the organic rankine cycle (ORC) scroll project which led to the development of the Issuer core energy system. Mr. Kane has authored and co-authored several scientific papers on his work since 1995. While developing sustainable energy systems, based on solar thermal, solar/fossil, bio-gas motor and ORC units, to name a few, he has developed extensive project management experience, as well as thermo-mechanical engineering expertise, including solar energy systems expertise.

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


ITEM.  10 EXECUTIVE COMPENSATION


None of the executive officers salary and bonus exceeded $100,000 during our last fiscal year.

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




Equity Compensation Plan Information

(a)Name of plan (b) Number of securities  (c) Number of securities  (d) Number of securities to be (e) Number of securities
                    authorized for issuance   awarded plus number of     issued upon exercise of     remaining available for
                    under the plan         securities to be issued      outstanding options,          future issuance
                                            upon exercise of options,    warrants or rights
                                            warrants or rights granted
                                            during last fiscal year

2001 Employee        2,500,000                  2,040,000               0                             460,000
Stock Incentive Plan


Total               2,500,000                  2,040,000                 0                             460,000


Note: In May 2004, all of the shares issued under the Plan were returned to the Company and have been reinstated in the Plan for reissuance.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2003 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.




TITLE OF         NAME AND ADDRESS OF          AMOUNT OF SHARES        PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIALLY OWNED       CLASS
                                             (Common Shares)
          ---------------------------------
Common    El Hadj Malick Kane, Director        12,350,000                33.34%
Stock     15, avenue des Oiseaux
          1018 Lausanne,
          Switzerland
          ---------------------------------
Common    Mary Jean Buerer,                     9,350,000                25.66%
Stock     President/Treasurer/Director
          5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Meinrad Buerer, Secretary/Director   9,350,000                 25.66%
Stock     5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Henry L. Jan, Shareholder             5,345,500                 14.44%
Stock     15007 Grove Gardens
          Houston, TX 77082
          ---------------------------------
Common    ALL Officers and Directors           31,050,000                  83.86%
Stock     as a Group (3 Persons)
          ---------------------------------
          Total                                36,395,500                    98.29%
          =================================    ==========                ====





      (1) As the sole member of ILN Industries, LLC, Mr. Jan is deemed to be the beneficial owner of the shares owned by ILN Industries, LLC.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 25, 2001, we issued the general partners of Eneftech Group 30,000,000 shares for all of the assets and liabilities of Eneftech
Group, a California General Partnership, in a reorganization within the meaning of Section 368(a) (1) (c) of the Internal Revenue Code of 1986, as amended.

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

We filed an amendment to our Articles of Amendment   to change our
name from 'ILN Barrington Corporation' to   'Eneftech Corporation' on
October 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August __, 2004

ENEFTECH CORPORATION

By:  /s/ Mary Jean Buerer

------------------------------------
Mary Jean Buerer
CEO, President, Treasurer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                       Title                          Date

- -----------------------
 /s/ Mary Jean Buerer     CEO, President, Treasurer     August ___, 2004
                           and Director


- -----------------------
/s/ Meinrad Buerer        Vice President, Secretary      August ___, 2004
                           And Director


- -----------------------
/s/ El Hadj Malick Kane  COO and Director               August ___, 2004

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