Form 10QSB
period 2004-03-30
ENEFTECH CORP
filed 2004-08-20
CIK 1138654

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


BALANCE SHEET (UNAUDITED)
March 31, 2003


                                                            March 31, 2003

ASSETS


     TOTAL ASSETS                                            $     -
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
      TOTAL LIABILITIES                                       $     -
                                                             -----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding        3,704
   Additional paid-in capital                                     7,369
   Deficit accumulated during the development stage             (11,073)
                                                               ----------
      TOTAL STOCKHOLDERS' EQUITY                                   -
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     -
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

         (b) Changes in internal controls.  None.

(b) Asset-Backed Issuers.  Not applicable.

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