Form 10QSB
period 2004-06-30
ENEFTECH CORP
filed 2004-08-20
CIK 1138654

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           ------------------------
                             Washington, D.C. 20549
                           ------------------------
                                  FORM 10-QSB
                           ------------------------
                           ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended June 30, 2004

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

                      P.O. Box 6162, Burbank, CA 91510
             ------------------------------------------------
                 (Address of principal executive  offices)

                              310-994-4408
                     -------------------------------
                        Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,040,000 at July 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)
June 30, 2004

ASSETS


    TOTAL ASSETS                                            $      -
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

    TOTAL LIABILITIES                                        $     -
                                                              ----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                                 -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and outstanding
      of which 3,040,000 are issued and outstanding                   304
      and 34,00,000 are held in the treasury                        3,400
   Additional paid-in capital                                     7,369
   Deficit accumulated during the development stage             (11,073)
                                                             ----------
      TOTAL STOCKHOLDERS' EQUITY                                   -
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     -
                                                             ==========

See accompanying notes.













ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
 (UNAUDITED)


                                           For the three               For the Six       Cumulative
                                                 months ended                months ended        since
                                                      June 30                June 30            inception

                                              --------------------------------------------     ----------
                                                  2004      2003       2004       2003            2004
                                              ---------- ---------  ---------- ---------       ----------

EXPENSES
    Organizational expenses                    $    -     $    -     $    -     $   -        $     565
    Consulting and professional fees                -          -          -         -              10,464
    Other operating expenses                        -          -          -         -                  44
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS BEFORE INCOME TAXES (BENEFITS)                   -          -          -         -       (11,073)

INCOME TAXES (BENEFITS)                                   -          -          -         -          -
                                                     ---------- ---------  ---------- ---------  ----------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                   $    -     $    -     $    -      $  -     $ (11,073)
                                                     ========== =========  ========== =========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                  3,040,000  3,040,000   3,040,000  3,040,000  3,040,000
                                                     ========== =========  ========== =========  ==========
NET LOSS PER SHARE (BASIC AND DILUTED)               $ (0.000)  $ (0.000)  $ (0.000)  $ (0.000)  $  (0.004)
                                                     ========== =========  ========== =========  ==========

See accompanying notes.


ENEFTECH CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          For the Six          Cumulative
                                                          months ended           since
                                                        June 30                  inception
                                                  -------------------------------------------
                                                        2004             2003           2004
                                                  -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $  -           $   -          $ (11,073)

   Adjustments to reconcile net loss to net
       cash used by operating activities
     Common stock issued for services pursuant
       to plan of reorganization                        -               -              3,000
     Stock issued under employee stock
       incentive plan as compensation                   -               -                204
                                                     ---------      ---------       ---------
        NET CASH USED BY OPERATING ACTIVITES            -               -            ( 7,869)
                                                     ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued for cash                        -               -              1,000
    Contributed Capital                                 -               -              6,869
                                                     ---------      --------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES        -               -              7,869
                                                     ---------      --------        ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE         -               -               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         -               -               -
                                                     ---------      --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $   -          $   -           $   -
                                                     =========      ========        =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                    $   -          $   -           $   -
    Income taxes paid                                $   -          $   -           $   -
                                                      ---------      --------        ---------

See accompanying notes.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements as of and for the six months ended June 30, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article
      10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      In May 2004, as reported on our Form 8-k filed with the SEC on May 22, 2004, the Company entered into an agreement with its former officers, directors and majority shareholders under which these officers and directors resigned their positions with the Company and returned 30 million shares of stock then held by them, to the Company. As a result, there are now 3,040,000 shares of common stock issued and outstanding.

      Stephen Stotesbery was elected as President, Secretary and a director of the Company, Parrish Whitaker was elected as Chairman and a director and Terence M. O'Keefe was elected as a director.

      At June 30, 2004, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

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

In May 2004, by agreement, a total of 34,040,000 of the issued common shares, including the 2,040,000 shares issued under the 2001 Stock Incentive Plan, were turned back in to the Company and have been returned to the treasury. As a result, there are now 3 million shares of the Company's stock outstanding.

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


NOTE 4.  INCOME TAXES

      At June 30, 2004, the Company had a net operating loss of $11,073. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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


NOTE 5.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,073 for the period from inception (April 2, 2001) to June 30, 2004. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

NOTE 7.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan. The Company has issued 2,040,000 shares pursuant to this Plan as of June 30, 2004. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives.
      These shares were recorded at a par value of $0.0001 and incentive compensation of $204 was included in consulting fees.

As a result of the agreement in May 2004, all of the shares issued under the Plan were returned to the Company treasury and have been restored to the Plan as shares which may thereafter be issued.

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

	As reported in an 8-K filed on May 22, 2004, the Company and certain shareholders agreed to a transaction as a result of which a total of 34 million shares of the total shares outstanding were returned to the Company and have been held in the treasury for re-issue. Consequently, there are 3,040,000 shares of common stock outstanding as of June 30, 2004.

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

         (a)     Exhibits required by Item 601 of Regulation S-B

        	    Exh. 99.1  Certification of President pursuant to 18 U.S.C.
                   Section 1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    A report on Form 8-K was filed on May 22, 2004, reporting the Resignation of officers and directors, appointment of new officers and directors, and return of 30 million shares to the treasury of the Company.


                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Eneftech Corporation


                               By: /S/ Stephen Stotesbery
                                       President

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