Form 10KSB/A
period 2002-12-31
ENEFTECH CORP
filed 2004-11-01
CIK 1138654

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



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [x]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2002.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2003 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of October 21, 2004 was 3,040,000 shares.

Transitional Small Business Disclosure Format (check one): Yes___;
No_X_


                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                     PART I


                                                                        Page

Item 1.   DESCRIPTION OF BUSINESS                                           3

Item 2.   DESCRIPTION OF PROPERTIES                                         3
Item 3.   LEGAL PROCEEDINGS                                                 3

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               3

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          4

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         5

Item 7.   FINANCIAL STATEMENTS                                              7

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            8

Item 8-A  CONTROLS AND PROCEDURES                                           8

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT        8

Item 10.  EXECUTIVE COMPENSATION                                            9

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                  10

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   11

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

Item 14.  CONTROLS AND PROCEDURES                                          12

SIGNATURES                                                                 13

2





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

ITEM 2.  DESCRIPTION  OF  PROPERTY.

During 2002, we used the office of management, at no cost to the Company located at 5 Grande Rue, 1315 La Sarraz, Switzerland.
All accounting records are located at our offices in Burbank, California.

ITEM 3.  LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No  matters  were  submitted  to  a  vote  of  security  holders
During 2002.


3


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

Further, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii)above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for purchasers of the
Issuer's common stock to resell their shares to third  parties or to otherwise dispose of them.
4


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

LIMITED MARKET FOR COMMON STOCK

Limited Market for Shares. Any market price that may develop for shares of common stock of our Company is likely to be very volatile, and factors such as success or lack thereof in developing and marketing our products and services, competition, governmental regulation and fluctuations in operating results may all have a significant effect.
In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop.
5

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


6


ITEM  7.  FINANCIAL  STATEMENTS.



                           Eneftech Corporation
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS
                            December 31, 2002



                              CONTENTS


                                                              Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
   FIRM                                                        F-1

FINANCIAL STATEMENTS

  Balance Sheets                                               F-2

  Statements of Operations                                     F-3

  Statement of Shareholders' Equity                            F-4

  Statements of Cash Flows                                     F-5


NOTES TO FINANCIAL STATEMENTS                            F-6 to F-9





7







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Eneftech Corporation (formally know as ILN Barrington Corporation)
Houston, Texas

We have audited the accompanying balance sheet of Eneftech Corporation (formally known as ILN Barrington Corporation), a Texas corporation and a development stage company (the Company), as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from January 1, 2002 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eneftech Corporation (formally known as ILN Barrington Corporation), as of December 31, 2001 and for the period from inception (April 2, 2001) through December 31, 2001, were audited by other auditors, whose report dated March 27, 2002, on those financial statements, included an explanatory paragraph that described the Company's recurring losses raise substantial doubt about its ability to continue as a going concern as discussed in Note 6 to the financial statements

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eneftech Corporation (formally known as ILN Barrington Corporation) as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has been in the development stage since its inception (April 2, 2001) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

October 7, 2004
Irvine, California




ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2002 and 2001

                                                               2002          2001
ASSETS
  Deferred tax asset, less valuation allowance of
   $1,650 and $1,361 at December 31, 2002 and 2001,
    respectively                                             $     --    $      --
                                                            -----------  ----------
     TOTAL ASSETS                                            $     --    $      --
                                                            ===========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
   Accrued professional fees                                 $     --    $   2,080
                                                             ---------   ----------
      TOTAL CURRENT LIABILITIES                                    --        2,080
                                                             ---------   ----------

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; no shares issued or outstanding                    --          --
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 and 37,027,500 shares
      issued and outstanding, at December 31, 2002
      and 2001, respectively                                      3,704       3,703
   Additional paid-in capital                                     7,369       3,290
   Deficit accumulated during development stage                 (11,073)     (9,073)
                                                             ----------      --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          --       (2,080)
                                                             ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $     --    $      --
                                                             ==========   ==========

The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND CUMULATIVE FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2002










                                                                                   Cumulative
                                                                                      from
                                                                                   inception
                                                 For the years                     (April 2,
                                                ended December 31,                  2001) to
                                            --------------------------            December 31,
                                              2002            2001                    2002
                                            ----------     ----------              ----------
EXPENSES
    Organizational expenses              $    209         $    565                 $       774
    Consulting and professional fees        1,691            8,464                      10,155
    Other operating expenses                  100               44                         144
                                          ----------     ----------                 ----------
 TOTAL EXPENSES                             2,000            9,073                      11,073
                                         ----------      ----------                 ----------
LOSS BEFORE PROVISION FOR INCOME TAXES     (2,000)          (9,073)                    (11,073)

PROVISION FOR INCOME TAXES                     --               --                           --

NET LOSS                                $  (2,000)        $ (9,073)                $   (11,073)
                                        ==========        =========                ============
NET LOSS PER SHARE (BASIC AND DILUTED)  $   (0.00)        $ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES  ========        =========
   OUTSTANDING (BASIC AND DILUTED)
                                        37,038,438       8,945,792
                                        ==========       ==========


The accompanying notes are an integral part of these financial statements


ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2002

                                                                Accumulated
                                                                  Deficit
                            Common Stock        Additional       During the       Total
                       -----------------------   Paid-In        Development
Description             Shares         Amount    Capital           Stage
-----------------------------------------------------------------------------------------

Balance April 2, 2001        ---           ---         ---           ---             ---

Common stock issued
 for services           5,000,000        $ 500    $    500           ---         $1,000

Contributed capital       -                -         2,790           ---          2,790

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000          -          -              3,000

Common stock issued for
Compensation            2,027,000          203          -          -                203

Net loss                   -                 -           -         (9,073)        (9,073)
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001     37,027,500       $3,703     $ 3,290     $   (9,073)        (9,073)


Contributed capital       -                -         4,079           ---          4,079

Common stock issued for
Compensation               12,500            1          -          -                   1


Net loss                   -                 -           -         (2,000)        (2,000)
-------------------------------------------------------------------------------------------
BALANCE at
 December 31, 2002     37,040,000       $3,704     $ 7,369     $  (11,073)            ---

===========================================================================================


The accompanying notes are an integral part of these financial statements


ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
AND CUMULATIVE FROM INCEPTION (APRIL 1, 2001) TO DECEMBER 31, 2002



                                                                                               Cumulative
                                                                                                  From
                                                                                                inception
                                                               For the years ended              (April 2,
                                                                   December 31,                  2001) to
                                                             ------------------------            December
                                                                2002           2001              31, 2002
                                                             ----------    ----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $ (2,000)      $  (9,073)          $  (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities

     Common stock issued for services pursuant to
      plan of reorganization                                      ----         3,000                 3,000
     Common stock issued for services                                          1,000                 1,000
     Common stock issued for compensation                            1           203                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses                    (2,080)         2,080                  ---
                                                              ----------      ----------         ----------
NET CASH USED BY OPERATING ACTIVITES                            (4,079)        (2,790)              (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                          4,079          2,790                6,869
                                                              ----------     ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,079          2,790                6,869

NET INCREASE IN CASH FOR THE PERIOD                               ---           ---                   ---

CASH - BEGINNING OF PERIOD                                         ---           ---                   ---
                                                              ----------     ----------          ----------
CASH - AT THE END OF PERIOD                                    $    ---       $   ---              $    ---
                                                              ==========     ===========         ==========
The accompanying notes are an integral part of these financial statements


ENEFTECH CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2002




NOTE 1.  BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Activity

      Eneftech Corporation (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Barrington Corporation (Barrington) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign business.
      The Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California
      Partnership on October 25, 2001, pursuant to an agreement and Plan of Reorganization. The agreement set forth that Barrington would issue 30,000,000 shares to the general partners of Eneftech Group.
      The Company's name was changed to Eneftech Corporation on October 21, 2001 and will now engage in the business of distributed power, heating and cooling generation for industrial, commercial and residential customers.

      At December 31, 2002, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

      The Company's ability to commence operations is contingent upon its ability to raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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






NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Reclassifications

      Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation.


NOTE 3.  RELATED PARTY TRANSACTIONS

      In October 2001, 30,000,000 shares were issued to three partners of Eneftech Group pursuant to Plan of Reorganization. In exchange, Eneftech Group provided services by preparing a business plan for the Company.

NOTE 4.  BUSINESS COMBINATION

      On October 25, 2001, the Company completed a business combination pursuant to a Plan of Reorganization with Eneftech Group, a California Partnership by exchanging 30,000,000 shares of its common stock for all of the assets of Eneftech Group valued at $3,000, which encompassed a business plan which was expensed during the year. The combination has been accounted for as a purchase.

NOTE 5.  INCOME TAXES

      At December 31, 2002, the Company had a net operating loss of approximately $11,073. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Internal Revenue Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.



NOTE 5.  INCOME TAXES (Continued)

      The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years.
      A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $1,650 and $1,361 at December 31, 2002 and 2001, respectively, resulting from the net operating loss incurred may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $1,650 and $1,361 at December 31, 2002 and 2001, respectively, has been established, resulting in no deferred tax benefits as of the December 31, 2002 and 2001 balance sheet dates.

      Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                          DECEMBER 31, 2002  DECEMBER 31, 2001
                                          -----------------  -----------------

     Statutory federal tax (benefit) rate          (15.00)%            (15.00)%
     Statutory state tax  (benefit) rate               (0)%                (0)%
                                            -----------------  -----------------

     Effective tax rate                            (15.00)%            (15.00)%

     Valuation allowance                             15.00%              15.00%
                                            -----------------  -----------------

     Effective income tax rate                        0.00%               0.00%
                                            =================  =================

NOTE 6.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,073 for the period from inception (April 2, 2001) to December 31, 2002. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and the raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 7.  STOCK TRANSACTIONS

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


NOTE 7.  STOCK TRANSACTIONS (Continued)

  Contributed Capital

      During 2002 and 2001, a shareholder of the Company contributed funds to pay for the Company's expenses. The shareholder contributed $4,079 and $2,790 in 2002 and 2001, respectively.


      Preferred Stock

      The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 8.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan (the Plan) and authorized 2,500,000 shares and issued 2,027,500 shares pursuant to this Plan during 2001. An additional 12,500 shares were issued under the Plan in 2002. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 and incentive compensation of $1 and $203 were included in consulting fees for the years ended December 31, 2002 and 2001, respectively.

ITEM  8.  CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

      The Board of Directors of the Company approved the engagement of Mendoza, Berger & Co. LLP. ("MB") on August 18, 2004 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal year 2002. The decision to change was recommended by the Company's Board of Directors. The audit reports provided by the Company's previous auditor, Dohen and Company, CPAs, for the previous fiscal years did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and Dohen and Company, CPAs, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.


ITEM 8A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART  III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT DURING 2002

Names                       Title or Position                           Ages

Mary-Jean Buerer            President/Treasurer, CEO and Director        28
El Hadj-Malick Kane         COO and Director                             34
Meinrad C. Buerer           Vice President/Secretary and Director        30

MARY JEAN BUERER, President/CEO/Treasurer and Director

Mrs. Mary Jean Buerer joined Eneftech to provide her expertise and management experience. She has most recently worked as a carbon and energy strategy consultant with the UK-based consulting company - the Environment Business. Her expertise in environmental business strategy is complemented by her PhD work on corporate carbon strategy development. Mary Jean also draws upon her management experience, after being appointed Program Manager to the International Emissions Trading Association (IETA), where she managed this international association of corporate members on behalf of the Board. While there, she worked to ensure the association provided input to international climate change policy development - specifically the development of agreed components for an international emissions trading scheme. Her previous experience has been in consulting in the area of environmental economics for the United Nations Environment Programme (UNEP) in 1998 and the United Nations Conference on Trade and Development (UNCTAD) in 1999. Entrepreneurial experience also includes her involvement as Executive Director of the once California-based non-profit organization, Evolving 8


Minds Communications in 1995, an organization dedicated to promoting environmental products, services and causes through internet, radio and video media forms.

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

2001 STOCK INCENTIVE PLAN

We had registered 2,500,000 shares on Form S-8 pursuant the Securities Act of 1933. The purpose of the plan is to assist in attracting and retaining key employees, non-employee directors and consultants to act as an incentive in motivating key employees,

9
non-employee directors, legal counsel, and consultants to our Company to achieve long-term corporate objectives.

The Plan WAS approved by the Board of Directors (hereinafter referred to as the "Board") of our company, to be effective
October 26, 2001. The Plan is intended to be a broad based plan which all employees of our Company are eligible for, and grants to be made to management personnel and members of the Board shall not exceed 50% of the total number of shares issuable under the Plan.



Equity Compensation Plan Information

((a)Name of plan  (b) Number of securities   (c) Number of securities     (d) Number of securities to be (e)Number of securities
                     authorized for issuance    awarded plus number of        issued upon exercise of       remaining available for
                         under the plan         securities to be issued       outstanding options,          future issuance
                                                upon exercise of options,      warrants or rights
                                                warrants or rights granted
                                                during last fiscal year

2001 Employee        2,500,000                  2,040,000                    0                             460,000
Stock Incentive Plan


Total                2,500,000                  2,040,000                    0                             460,000



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. AND RELATED STOCKHOLDER MATTERS

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




TITLE OF         NAME AND ADDRESS OF          AMOUNT OF SHARES        PERCENT OF
CLASS             BENEFICIAL OWNER            BENEFICIALLY OWNED       CLASS

                                             (Common Shares)
          ---------------------------------
Common    El Hadj Malick Kane, Director        12,350,000                33.35%
Stock     15, avenue des Oiseaux
          1018 Lausanne,
          Switzerland
          ---------------------------------
Common    Mary Jean Buerer,                     9,350,000                25.25%
Stock     President/Treasurer/Director
          5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Meinrad Buerer, Secretary/Director    9,350,000                25.25%
Stock     5 Grand Rue
          1315 La Sarraz
          Switzerland
          ---------------------------------
Common    Henry L. Jan, Shareholder             5,345,500                14.44%
Stock     15007 Grove Gardens
          Houston, TX 77082
          ---------------------------------    ----------                ----
10
Common    ALL Officers and Directors           31,050,000                83.85%
Stock     as a Group (3 Persons)
          ---------------------------------    ----------                ----
          Total                                36,395,500                98.29%
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

31      Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32      Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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


11


Item 14. CONTROLS AND PROCEDURES
         ----------------------------

Set forth below are fees paid to the Company's independent accountants for the years ended December 31, 2002 and 2001 for the professional services performed for the Company.

Audit Fees: During 2002 the Company paid Dohan and Company, CPA's a total of $3,771 for professional services rendered in connection with performance of our independent audit for the year ended December 31, 2001 and in connection with the reviews of the March 31, 2002,June 30, 2002 and September 30, 2002, Forms 10-QSB.

Tax Fees: None

12

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: October 19, 2004

ENEFTECH CORPORATION

By:  /s/  Mary Jean Buerer

------------------------------------
Mary Jean Buerer
CEO,  President  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Name                       Title                          Date
/s/  Mary Jean Buerer
------------------------
      Mary Jean Buerer     CEO,  President, Treasurer    October 19, 2004
                           and Director


/s/  Meinrad Buerer
------------------------
     Meinrad Buerer        Vice President, Secretary     October 19, 2004
   and  Director

/s/  El Hadj Malick Kane
------------------------
     El Hadj Malick Kane   COO and Director              October 19, 2004

Exhibit 31                      CERTIFICATIONS

I, Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer of Eneftech Corporation (the "Company" or "Registrant) certify that:


1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Aqua Dyne, Inc. and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within Company, particularly during the period in which this report is being prepared;
                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed

13
         under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                  I Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 19, 2004                        /s/ Mary Jean Buerer
                                         -----------------------------
                                      Mary Jean Buerer, Chief Executive Officer
                                         and Chief Financial Officer


Exhibit 32  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Eneftech Corporation (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer, certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mary Jean Buerer
- -------------------------------------
Mary Jean Buerer
Chief Executive Officer and
Chief Financial Officer
October 19, 2004




14