Form 10QSB/A
period 2003-03-31
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB/A


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

                           Yes         No X


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                   Outstanding at October 21, 2004
Common Stock, par value $0.0001                3,040,000



Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                       1



                             TABLE OF CONTENTS

											Page

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements								F-1

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations             	  5

Item 3. Controls and Procedures                                       	  6

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings								  6

Item 2.  Changes in Securities and Use of Proceeds				  6

Item 3.  Defaults On Senior Securities						  6

Item 4.  Submission of Items to a Vote						  6

Item 5.  Other Information

Item 6.

(a) Exhibits 									        7
(b) Reports on Form 8K								        7

SIGNATURES                                                            	  8

                                       2







SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB/A contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products and services, the Company's ability to develop new products and services cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

     There may be other risks and circumstances that management is unable to predict. When used in this Form 10-QSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


3


PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENEFTECH CORPORATION
(A Development Stage Company)
                              FINANCIAL STATEMENTS
(Unaudited)
                                 MARCH 31, 2003

                                TABLE OF CONTENTS

Balance Sheets  									      F-1

Statements of Operations 								F-2

Statement of Stockholders' Equity                                		F-3

Statements of Cash Flows                                   			F-4

Notes to Financial Statements                              		      F-5

4





ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002



March 31, 2003
(Unaudited)

December 31,
2002
                                                                March 31, 2003        December 31,
                                                                  (Unaudited)             2002

ASSETS

  TOTAL ASSETS                                           $        ---           $      ---
    										================	    ================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      TOTAL LIABILITIES                                  $         ---          $       ---

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000
    shares authorized; none outstanding                            ---                  ---

   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and
      outstanding                                                 3,704                3,704

   Additional paid-in capital                                     7,369                7,369
   Deficit accumulated during the development stage             (11,073)             (11,073)

TOTAL STOCKHOLDERS' EQUITY                                          ---                  ---

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         ---           $      ---
										=============		=============


The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
(UNAUDITED)

                                                                                      Cumulative
                                                                                           from
                                                                                       inception
                                                                                       (April 2,
                                             For the three months                        2001) to
                                                Ended March 31                           March 31,
                                                2003          2002 			      2003

EXPENSES
   Organizational expenses               $    ---           $  109                     $      774
    Consulting and professional fees          ---              536                         10,155
    Other operating expenses                  ---               24                            144

 TOTAL EXPENSES                               ---              669                         11,073

NET LOSS BEFORE INCOME TAXES                  ---             (669)                       (11,073)
							-------------	-------------		    ------------
INCOME TAXES 					    ---		   ---				  ---

NET LOSS                                  $   ---             (669)			    $ (11,073)
							=============	=============		    ============
NET LOSS PER SHARE (BASIC AND DILUTED)	$    (0.00)		$    (0.00)
							=============	=============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                            37,040,000         37,035,646
							=============	=============

The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001 TO MARCH 31, 2003)

                                                                       Accumulated
                                                                         deficit
                                                                          from          Total
                                        Common stock                   inception       stockholders'
                           Shares         Par value      Paid in       (April 2,         equity
                                          $0.0001        capital        2001)          (deficit)


Balance April 2, 2001        ---       $       ---    $    ---       $   ---        $   ---

Common stock issued for
 services                 5,000,000            500         500           ---           1,000

Contributed capital           ---              ---       2,790           ---           2,790

Common stock issued
pursuant to plan of
reorganization           30,000,000          3,000         ---           ---            3,000

Common stock issued for
 Compensation             2,027,500            203         ---           ---              203

Net loss                      ---              ---         ---         (9,073)          (9,073)

Balance at December 31,
 2001                    37,027,500          3,703       3,290         (9,073)           (2,080)

Contributed capital           ---              ---       4,079           ---              4,079

Common stock issued for
 Compensation               12,500              1         ---           ---                  1

Net loss                       ---            ---         ---          (2,000)           (2,000)

Balance at December 31,
 2002                   37,040,000          3,704       7,369         (11,073)               ---

Net income (loss)              ---            ---         ---             ---                ---
				  					 		    __
Balance at March 31, 2003
(Unaudited)             37,040,000       $  3,704    $  7,369       $ (11,073)           $   ---

The accompanying notes are an integral part of these financial statements


ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND FROM INCEPTION TO MARCH 31, 2003
(UNAUDITED)




                                                                                         Cumulative
                                                                                             from
                                                                                           inception
                                                                                           (April 2,
                                                                                            2001) to
                                                  For the three months ended               March 31,
                                                March 31                           2003
                                                     2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    ---          $   (669)           $   (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Common stock issued for services pursuant to
      plan of reorganization                           ---               ---                  3,000
     Common stock issued for services                  ---               ---                  1,000
     Common stock issued for compensation              ---                  1                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses           ---                500                   ---

NET CASH USED BY OPERATING ACTIVITES                   ---               (168)               (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                ---                168                  6,869

NET CASH PROVIDED BY FINANCING ACTIVITIES              ---                168                  6,869

NET INCREASE IN CASH FOR THE PERIOD                    ---                 ---                   ---

CASH - BEGINNING OF PERIOD                             ---                 ---                   ---

CASH- AT THE END OF THE PERIOD                     $   ---             $   ---               $   ---


The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)


NOTE 1.  INTERIM FINANCIAL INFORMATION
         -----------------------------
The financial statements of Enfetech Corporation (the Company) as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

NOTE 2. PRIOR PERIOD ADJUSTMENT
	-----------------------

The accompanying financial statements for the three months ended March 31, 2002 have been restated to correct an error in the recording of the issuance of 12,500 shares of common stock pursuant to the Company's Stock Incentive plan during the three months ended March 31, 2002. The shares had previously been recorded as being issued during the three months ended June 30, 2002. The effect of the restatement was to increase net loss for the three months ended March 31, 2002 by $1 ($.00 per share), net of income tax of $0.

NOTE 3. GOING CONCERN
        -------------

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 2, 2001), sustained significant losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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



5



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


ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation for financial reporting as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.


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

        (a)     Exhibits required by Item 601 of Regulation S-B
6

        31      Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        32      Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


        (b)     Reports on Form 8-K

        	    None

7



                                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized.

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



/s/  Meinrad Buerer
------------------------
     Meinrad Buerer        Vice President, Secretary      October 19, 2004
   and  Director

/s/  El Hadj Malick Kane
------------------------
     El Hadj Malick Kane   COO and Director              October 19, 2004

Exhibit 31                      CERTIFICATIONS

I, Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer of Eneftech Corporation (the "Company" or "Registrant) certify that:


1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within Company, particularly during the period in which this report is being prepared;
                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

8
                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 19, 2004                        /s/ Mary Jean Buerer
                                         -----------------------------
                                    Mary Jean Buerer, Chief Executive Officer
                                         and Chief Financial Officer


9




Exhibit 32  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly Report of Eneftech Corporation (the "Company") on Form 10-QSB for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer, certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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





10