Form 10QSB/A
period 2003-06-30
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB/A


[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2003
                                  or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

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

     There may be other risks and circumstances that management is unable to predict. When used in this Form 10-QSB/A, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


3


                                    PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENEFTECH CORPORATION
(a Development Stage Company)
                              FINANCIAL STATEMENTS
(Unaudited)
                                 JUNE 30, 2003

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


4

ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002









ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002



                                                                June 30, 2003     December 31,
                                                                  (Unaudited)        2002

ASSETS

  TOTAL ASSETS                                           $        ---            $      ---
										  ===========	   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      TOTAL LIABILITIES                                  $         ---                  ---

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000
    shares authorized; none outstanding                            ---                  ---

   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and
      outstanding                                                 3,704                3,704

   Additional paid-in capital                                     7,369                7,369
   Deficit accumulated during the development stage             (11,073)             (11,073)
										   --------------	   -------------
      TOTAL STOCKHOLDERS' EQUITY                                    ---                  ---

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $        ---            $     ---
										   ==============	   =============


The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003
 AND 2002 AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)



 Cumulative
   from
                                                                                      inception
                                                                                      (April 2,
                                        For the six months       for the three months  2001) to
                                            Ended June 30          ended June 30       June 30,
                                          2003          2002      2003         2002     2003

EXPENSES
    Organizational expenses          $    ---         $  109     $ ---        $ ---   $     774
    Consulting and professional fees      ---          1,069       ---          533      10,155
    Other operating expenses              ---             48       ---           24         144
						   ---------	--------	--------	--------  -------
 TOTAL EXPENSES                           ---          1,226       ---          557      11,073
						   ----------	---------	--------	--------  -------
NET LOSS BEFORE INCOME TAXES              ---          (1,226)     ---         (557)    11,073)

INCOME TAXES                              ---            ---       ---          ---         ---
						   ----------	---------	--------	--------  -------
NET LOSS                             $    ---          $(1,226)  $ ---        $ (557) $ 11,073)
						   ==========	=========	========	========  =======

NET LOSS PER SHARE (BASIC AND DILUTED) $  (0.00)         (0.00)    (0.00)       (0.00)
						   ==========	=========	========	========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                        37,040,000   37,037,847    37,040,000    37,040,000
						  ===========  ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001) TO JUNE 30, 2003

                                                                       Accumulated
                                                                         deficit
                                                                          from          Total
                                        Common stock                   inception  stockholders'
                           Shares         Par value      Paid in       (April 2,      equity
                                          $0.0001        capital        2001)        (deficit)
				   -------	     -----------	 -----------    -----------	  -------------
Balance April 2, 2001        ---       $       ---    $    ---       $   ---        $   ---

Common stock issued for
 services                 5,000,000            500         500           ---            1,000

Contributed capital           ---              ---       2,790           ---            2,790

Common stock issued
pursuant to plan of
reorganization           30,000,000          3,000         ---           ---            3,000

Common stock issued for
 Compensation             2,027,500           203         ---           ---               203

Net loss                      ---              ---        ---         (9,073)          (9,073)
				 -----------	----------	----------	   ----------	-----------
Balance at December 31,
 2001                   37,027,500          3,703       3,290         (9,073)           (2,080)

Contributed capital           ---              ---      4,079           ---              4,079

Common stock issued for
 Compensation               12,500              1         ---           ---                  1

Net loss                       ---            ---         ---          (2,000)          (2,000)
				  ----------	----------	-----------	    ----------	 ----------
Balance at December 31,
 2002                   37,040,000          3,704       7,369         (11,073)              ---

Net income (loss)              ---            ---         ---             ---               ---
				  ----------	-----------	 -----------     ----------	  ---------
Balance at June 30, 2003
(Unaudited)             37,040,000       $  3,704     $ 7,369        $ (11,073)        $    ---
				============	===========	  ==========     ==========	  =========



The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
AND FROM INCEPTION TO JUNE 30, 2003
(UNAUDITED)




                                                                                     Cumulative
                                                                                        from
                                                                                      inception
                                                                                      (April 2,
                                                                                      2001) to
                                                  For the six months ended             June 30,
                                                            June 30                     2003
2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    ---          $  (1,226)      $  (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Common stock issued for services pursuant to
      plan of reorganization                           ---               ---              3,000
     Common stock issued for services                  ---               ---              1,000
     Common stock issued for compensation              ---                  1               204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses           ---              (1,580)             ---
								    ----------	    ----------	  ---------
NET CASH USED BY OPERATING ACTIVITES                   ---              (2,805)         (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                ---               2,805            6,869
                                                    ----------	    ----------	  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              ---               2,805            6,869

NET INCREASE IN CASH FOR THE PERIOD                    ---                 ---              ---

CASH - BEGINNING OF PERIOD                             ---                 ---              ---
								     ---------- 	     ----------	   --------
CASH- AT THE END OF THE PERIOD                     $   ---            $    ---        $     ---
								     ==========	     ==========	  =========



The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)


NOTE 1.  INTERIM FINANCIAL INFORMATION
         -----------------------------
The financial statements of Enfetech Corporation (the Company) as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

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

NOTE 2. PRIOR PERIOD ADJUSTMENT
	  -----------------------

The accompanying financial statements for the six months ended June 30, 2002 have been restated to correct an error in the recording of the issuance of 12,500 shares of common stock pursuant to the Company's Stock Incentive plan during the three months ended March 31, 2002. The shares had previously been recorded as being issued during the three months ended June 30, 2002. The effect of the restatement was to decrease net loss for the three months ended June 30, 2002 by $1 ($.00 per share), net of income tax of $0.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation for financial reporting as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Subsequent to he date of their evaluation, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.


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

Name                       Title                          Date
s/  Mary Jean Buerer
------------------------
   Mary Jean Buerer        CEO,  President, Treasurer    October 19, 2004
                           and Director



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

8
                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

         In connection with the quarterly Report of Eneftech Corporation (the "Company") on Form 10-QSB for the six months ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer, Certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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