Form 10QSB/A
period 2003-09-30
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB/A


[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            September 30, 2003
                                  or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

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

                                       1


                             TABLE OF CONTENTS

											Page

PART I. FINANCIAL INFORMATION								  4

Item 1.  Financial Statements								  4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations             	  5

Item 3. Controls and Procedures                                       	  6

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings								  6

Item 2.  Changes in Securities and Use of Proceeds				  6

Item 3.  Defaults On Senior Securities						  6

Item 4.  Submission of Items to a Vote						  6

Item 5.  Other Information

Item 6.

(a) Exhibits 									        7
(b) Reports on Form 8K								        7

SIGNATURES                                                                8


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

3

                                    PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENEFTECH CORPORATION
(a Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2003

TABLE OF CONTENTS

Balance Sheets  									F-1
Statements of Operations 							F-2

Statement of Stockholders' equity                             	F-3

Statements of Cash Flows                                      	F-4

Notes to Financial Statements                                     F-5

4


ENEFTECH CORPORATION
(A Development Stage Company)

BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                                            September 30, 2003        December 31,
                                                                  (Unaudited)             2002
										--------------------	------------------
ASSETS

  TOTAL ASSETS                                           $        ---            $     ---
										   ==============		=============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      TOTAL LIABILITIES                                  $         ---            $     ---

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000
    shares authorized; none outstanding                            ---                  ---

   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and
      outstanding                                                 3,704                3,704

   Additional paid-in capital                                     7,369                7,369
   Deficit accumulated during the development stage             (11,073)             (11,073)
										    -------------- 	 -------------
      TOTAL STOCKHOLDERS' EQUITY                                    ---                  ---

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $        ---            $     ---
										   ==============		  ============


The accompanying notes are an integral part of these financial statements

F-1




ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND ACCUMULATED DEFICIT DURING THE
DEVELOPMENT STAGE
(UNAUDITED)


                                                                                          Cumulative
                                                                                              from
                                                                                          inception
                                                                                          (April 2,
                                        For the nine months       for the three months      2001) to
                                            Ended Sept 30          ended Sept 30            Sept 30,
                                          2003          2002      2003         2002           2003
EXPENSES
    Organizational expenses          $    ---         $  209   $   ---      $   100      $      774
    Consulting and professional fees      ---          1,691       ---          622          10,155
    Other operating expenses              ---             72       ---           24             144
						   ---------	---------	--------	---------	  ---------
 TOTAL EXPENSES                           ---          1,972       ---          746          11,073
						   ---------	---------	--------	---------	  ---------
NET LOSS BEFORE INCOME TAXES              ---          (1,972)     ---         (746)        (11,073)

INCOME TAXES                              ---            ---       ---          ---             ---
						    ---------	----------	--------	---------	  ---------
NET LOSS                              $   ---          $(1,972)  $ ---        $ (746)      $ (11,073)
 						    =========	==========	========	=========	  =========

NET LOSS PER SHARE (BASIC AND DILUTED) $  (0.00)        $(0.00)   $(0.00)      $(0.00)
						    =========	==========	========	=========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                        37,040,000     37,038,575  37,040,000  37,040,000
						  ==========     =========== ==========  ==========

The accompanying notes are an integral part of these financial statements

F-2
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001 TO SEPTEMBER 30, 2003)

                                                                       Accumulated
                                                                         deficit
                                                                          from          Total
                                        Common stock                   inception       stockholders'
                           Shares         Par value      Paid in       (April 2,         equity
                                          $0.0001        capital        2001)          (deficit)
						   			  		    __

Balance April 2, 2001        ---       $       ---    $    ---       $   ---        $   ---

Common stock issued for
 services                 5,000,000            500         500           ---           1,000

Contributed capital           ---              ---       2,790           ---           2,790

Common stock issued
pursuant to plan of
reorganization           30,000,000          3,000         ---           ---            3,000

Common stock issued for
 Compensation             2,027,500           203         ---           ---               203

Net loss                      ---              ---        ---         (9,073)          (9,073)
				-------------	----------	-----------	  -----------	------------
Balance at December 31,
 2001                   37,027,500          3,703       3,290         (9,073)           (2,080)

Contributed capital           ---              ---      4,079           ---              4,079

Common stock issued for
 Compensation               12,500              1         ---           ---                  1

Net loss                       ---            ---         ---          (2,000)           (2,000)
				-------------	-----------	------------   -----------	-------------
Balance at December 31,
 2002                   37,040,000          3,704       7,369         (11,073)               ---

Net income (loss)              ---            ---         ---             ---                ---
				--------------	-----------	------------    -----------	--------------
Balance at September 30,
2003  (Unaudited)       37,040,000       $  3,704     $ 7,369       $ (11,073)           $   ---
				==============	===========	============    ===========	==============

The accompanying notes are an integral part of these financial statements


F-3

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
AND FROM INCEPTION TO SEPTEMBER 30, 2003
(UNAUDITED)




                                                                                         Cumulative
                                                                                             from
                                                                                           inception
                                                                                           (April 2,
                                                                                            2001) to
                                                For the nine months ended                  June 30,
                                                        September 30                         2003
                                                     2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    ---          $  (1,972)           $  (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Common stock issued for services pursuant to
      plan of reorganization                           ---               ---                  3,000
     Common stock issued for services                  ---               ---                  1,000
     Common stock issued for compensation              ---                  1                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses           ---              (1,080)                 ---
								   -------------	    -------------		-------------
NET CASH USED BY OPERATING ACTIVITES                   ---              (3,051)              (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                ---               3,051                 6,869
								    -------------      -------------	--------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              ---               3,051                 6,869

NET INCREASE IN CASH FOR THE PERIOD                    ---                 ---                   ---

CASH - BEGINNING OF PERIOD                             ---                 ---                   ---
								    -------------		-------------	--------------
CASH- AT THE END OF THE PERIOD                     $   ---            $    ---             $     ---
								    =============		=============	==============

The accompanying notes are an integral part of these financial statements

F-4







ENEFTECH CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)


NOTE 1.  INTERIM FINANCIAL INFORMATION
         -----------------------------
The financial statements of Eneftech Corporation (the Company) as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

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



F-5






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

DEPENDENCE ON KEY PERSONEL
5


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6


        (a)     Exhibits required by Item 601 of Regulation S-B

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the
 Company and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within Company, particularly during the period in which this report is being prepared;
                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial

8
         statements for external purposes in accordance with generally accepted accounting principles;
                  (c) Evaluated the effectiveness of the registrant's
         disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as
         of the end of the period covered by this report based on such evaluation; and
                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

         In connection with the quarterly Report of Eneftech Corporation (the "Company") on Form 10-QSB for the nine months ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer, Certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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