Form 10KSB/A
period 2003-12-31
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

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


                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                     PART I



Item 1.   DESCRIPTION OF BUSINESS                                             3

Item 2.   DESCRIPTION OF PROPERTIES                                           3

Item 3.   LEGAL PROCEEDINGS                                                   3

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            4

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           5

Item 7.   FINANCIAL STATEMENTS                                                7

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                              8

Item 8-A  CONTROLS AND PROCEDURES                                             8

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT          8

Item 10.  EXECUTIVE COMPENSATION                                              9

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                     10

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      10

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                    11

Item 14.  CONTROLS AND PROCEDURES                                             12

SIGNATURES                                                                    13


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


EMPLOYEES

As of December 31, 2003, we had no employees.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

During 2003, we used the office of management, at no cost to the Company located at 5 Grande Rue, 1315 La Sarraz, Switzerland.

ITEM 3.  LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during 2003.


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

During 2003, we did not sell any securities which were not registered.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is PublicEase, 3663 E. Sunset Road, Suite 104,
Las Vegas, NV 89120.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During 2003, we planned to design and produce economical small-scale units, featuring the following main innovative concepts: the conversion of hermetic scroll compressors into turbines and the designing of a multi-fuel boiler. However, due to lack of operating funds, we were unable to implement this plan, and engaged in no business activity in 2003.

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

FORWARD  LOOKING  STATEMENTS

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, we caution readers regarding certain
forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.
5
ITEM  7.  FINANCIAL  STATEMENTS.



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

  Statements of Cash Flows                                     F-5


NOTES TO FINANCIAL STATEMENTS                            F-6 to F-9












7
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Eneftech Corporation (formally know as ILN Barrington Corporation)
Houston, Texas

We have audited the accompanying balance sheet of Eneftech Corporation (formerly known as ILN Barrington Corporation), a Texas corporation and a development stage company (the Company), as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 1, 2002 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eneftech Corporation (formally known as ILN Barrington Corporation) as of December 31, 2001 and for the period of inception (April 2, 2001) through December 31, 2001, were audited by other auditors, whose report dated March 27, 2002, on those financial statements, included an explanatory paragraph that described the Company?s recurring losses and raised substantial doubt about its ability to continue as a going concern as discussed in Note 6 to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eneftech Corporation (formally known as ILN Barrington Corporation) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

October 7, 2004
Irvine, California















ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2003 and 2002

                                                              2003          2002
                                                              ------        ----
ASSETS

  Deferred tax asset, less valuation allowance of
   $1,650 at December 31, 2003 and 2002,
    respectively                                             $   --    $      --
                                                            --------    --------
     TOTAL ASSETS                                            $   --    $      --
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities                                         $  --    $      --
                                                             --------   --------
      TOTAL CURRENT LIABILITIES                                  --           --
                                                          --------   --------
STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; no shares issued or outstanding                 --          --
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and
      outstanding, at December 31, 2003 and 2002,
      respectively                                            3,704       3,704
   Additional paid-in capital                                 7,369       7,369
   Deficit accumulated during development stage             (11,073)    (11,073)
                                                            --------    --------
      TOTAL STOCKHOLDERS' EQUITY                                 --           --
                                                            --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  --    $     --
                                                            ========    ========

The accompanying notes are an integral part of these financial statements

F-2
ENEFTECH CORPORATION
(A Development Stage Company)


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND CUMULATIVE FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2003

                                                                                   Cumulative
                                                                                       from
                                                                                     inception
                                                 For the years                        (April 2,
                                                ended December 31,                    2001) to
                                               -------------------                 December 31,
                                              2003              2002                   2003
                                             ------            ------                 ------
EXPENSES
    Organizational expenses              $     ---         $     209               $      774
    Consulting and professional fees           ---             1,691                   10,155
    Other operating expenses                   ---               100                      144
                                            --------         ---------                ---------
 TOTAL EXPENSES                                ---             2,000                   11,073
                                            --------         ---------                ---------
LOSS BEFORE PROVISION FOR INCOME TAXES         ---            (2,000)                  (11,073)

PROVISION FOR INCOME TAXES

NET LOSS                                $      ---         $   (2,000)              $  (11,073)
                                           =========         ==========              ==========
NET LOSS PER SHARE (BASIC AND DILUTED)  $    (0.00)        $    (0.00)
                                           =========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)
                                         37,040,000         37,038,438
                                         ==========         ==========


The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2003

                                                                Accumulated
                                                                  Deficit          Total
                            Common Stock        Additional       During the     Stockholders
                       -----------------------   Paid-In        Development        Equity
Description             Shares         Amount    Capital           Stage          (Deficit)
-----------------------------------------------------------------------------------------

Balance April 2, 2001        -             -            -              -             -

Common stock issued
 for services           5,000,000        $ 500    $    500             -         $1,000

Contributed capital          -              -        2,790             -          2,790

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000           -             -          3,000

Common stock issued for
Compensation            2,027,500          203           -             -            203

Net loss                   -                 -           -         (9,073)        (9,073)
                   ------------------------------------------------------------------------
BALANCE,
 December 31, 2001     37,027,500       $3,703     $ 3,290     $   (9,073)        (2,080)


Contributed capital       -                -         4,079              -          4,079

Common stock issued for
Compensation               12,500            1           -              -              1


Net loss                   -                 -           -         (2,000)        (2,000)
                   ------------------------------------------------------------------------
BALANCE at
 December 31, 2002     37,040,000       $3,704     $ 7,369     $  (11,073)             -

Net income                 -                 -           -              -              -
                   ------------------------------------------------------------------------
BALANCE at
 December 31, 2003     37,040,000       $3,704     $ 7,369     $  (11,073)             -

                   ========================================================================


The accompanying notes are an integral part of these financial statements


ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND CUMULATIVE FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2003


                                                                                             Cumulative
                                                                                                 from
                                                                                              inception
                                                               For the years ended           (April 2,
                                                                   December 31,                2001) to
                                                               -------------------           December 31,
                                                                2003           2002               2003
                                                               ------         ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $    ---       $  (2,000)          $  (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Common stock issued for services pursuant to
      plan of reorganization                                      ----           ---                 3,000
     Common stock issued for services                             ----           ---                 1,000
     Common stock issued for compensation                         ----             1                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses                      ----         (2,080)                 ---
                                                              ---------     ----------             --------
NET CASH USED BY OPERATING ACTIVITES                               ---         (4,079)              (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                            ---          4,079                6,869
                                                              ---------     ----------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          ---          4,079                6,869

NET CHANGE IN CASH FOR THE PERIOD                                  ---           ---                   ---

CASH - BEGINNING OF PERIOD                                         ---           ---                   ---
                                                              ---------     ----------             --------
CASH - AT THE END OF THE PERIOD                                 $   ---        $  ---                $  ---
                                                             =========     ==========             =========
The accompanying notes are an integral part of these financial statements


ENEFTECH CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
FROM INCEPTION (APRIL 2, 2001) TO DECEMBER 31, 2003




NOTE 1.  BUSINESS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Activity

      Eneftech Corporation (A Development Stage Company) (the Company) was incorporated in Texas on April 2, 2001 under the name ILN Barrington Corporation (Barrington) to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.
      The Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California Partnership on October 25, 2001, pursuant to an agreement and Plan of Reorganization. The agreement set forth that Barrington would issue 30,000,000 shares to the general partners of Eneftech Group. The Company's name was changed to Eneftech Corporation on October 21, 2001 TO engage in the business of distributed power, heating and cooling generation for industrial, commercial and residential customers.

      At December 31, 2003, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

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

NOTE 5.  INCOME TAXES

      At December 31, 2003, the Company had a net operating loss of approximately $11,073. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Internal Revenue Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.




      The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years.
      A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $1,650 at December 31, 2003 and 2002 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $1,650 at December 31, 2003 and 2002 has been established, resulting in no deferred tax benefits as of the at December 31, 2003 and 2002 balance sheet date.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:



                                                DECEMBER 31, 2003  DECEMBER 31, 2002
                                                -----------------  -----------------

         Statutory federal tax (benefit) rate           (15.00)%        (15.00)%
         Statutory state tax  (benefit) rate                (0)%             (0%
                                                -----------------  -------------

         Effective tax rate                             (15.00)%        (15.00)%

         Valuation allowance                             15.00%           15.00%
                                                -----------------  -------------

         Effective income tax rate                        0.00%            0.00%
                                                =================  =============

NOTE 6.  GOING CONCERN AND MANAGEMENT'S PLANS

      As shown in the accompanying financial statements, the Company incurred a net loss of $11,073 for the period from inception (April 2, 2001) to December 31, 2003. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its shareholders and the raising of capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


 Contributed Capital

      During 2002 and 2001, a shareholder of the Company contributed funds to pay for the Company's expenses. The shareholder contributed $4,079 in 2002

Preferred Stock

      The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 8.  STOCK INCENTIVE PLAN

      During the period ended December 31, 2001, the Company adopted a Stock Incentive Plan (the "Plan") which authorized 2,500,000 shares, and issued 2,027,500 shares pursuant to this Plan during 2001. An additional 12,500 shares were issued under the Plan in 2002. The Plan is aimed at attracting and retaining key employees, non-employee directors and consultants to achieve long-term corporate objectives. These shares were recorded at a par value of $0.0001 and incentive compensation of $0 and $1 were included in consulting fees for the years ended December 31, 2003 and 2002, respectively.


ITEM  8.  CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

NONE

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


                                    PART  III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(c) OF THE EXCHANGE ACT

MANAGEMENT DURING 2003

Names                       Title or Position                           Ages

Mary-Jean Buerer            President/Treasurer, CEO and Director        29
El Hadj-Malick Kane         COO and Director                             35
Meinrad C. Buerer           Vice President/Secretary and Director        31

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

MALICK KANE, Chief Operating Officer/Director

Mr. Malick Kane created the Eneftech core concept while completing his PhD from the Swiss Federal Institute of Technology in Lausanne
(EPFL). His previous work experience has been with the Laboratory of Industrial Energy (LENI) of the Department of Mechanics at EPFL, and
as a project engineer in STUCKY Consulting Engineers in Switzerland.
He has worked on several engineering projects involving co-generation sytems, solar power systems, desalination power plant systems, and most 8 importantly the organic rankine cycle (ORC) scroll project which led to the development of the Issuer core energy system. Mr. Kane has authored and co-authored several scientific papers on his work since 1995. While developing sustainable energy systems, based on solar thermal, solar/fossil, bio-gas motor and ORC units, to name a few, he has developed extensive project management experience, as well as thermo-mechanical engineering expertise, including solar energy systems expertise.

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


9



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


10
ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

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

11


Item 14. Controls and Procedures.
         ------------------------

Set forth below are fees paid to the Company's independent accountants for the years ended December 31, 2003 and 2002 for the professional services performed for the Company.

Audit Fees: No fees were paid during the year ended December 31, 2003. During 2002 the Company paid Dohan and Company, CPA's a total of $3,771 for professional services rendered in connection with performance of our independent audit for the year ended December 31, 2001 and in connection with the reviews of the March 31, 2002,June 30, 2002 and September 30, 2002, Forms 10-QSB.

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

         In connection with the Annual Report of Eneftech Corporation (the "Company")
on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary
 Jean Buerer, Chief Executive Officer and Chief Financial Officer, certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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