Form 10QSB/A
period 2004-03-31
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB/A


[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2004
                                  or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

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

                                       2






SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

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


3


PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENEFTECH CORPORATION
(a Development Stage Company)
                              FINANCIAL STATEMENTS
(Unaudited)
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

Balance Sheets  									      F-1

Statements of Operations 								F-2

Statement of Stockholders' Equity                                       F-3

Statements of Cash Flows                                        		F-4

Notes to Financial Statements                                  	      F-5

4



ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

                                                            March 31, 2004           December 31,
                                                               (Unaudited)               2003

ASSETS

  TOTAL ASSETS                                            $        ---             $    ---
										=============		============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      TOTAL LIABILITIES                                    $       ---              $   ---

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000
    shares authorized; none outstanding                            ---                  ---

   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 37,040,000 shares issued and
      outstanding                                                 3,704                3,704

   Additional paid-in capital                                     7,369                7,369
   Deficit accumulated during the development stage             (11,073)             (11,073)
										-------------		------------
      TOTAL STOCKHOLDERS' EQUITY                                    ---                  ---
										-------------		------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $        ---             $     ---
										=============		============

The accompanying notes are an integral part of these financial statements
F-1

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
(UNAUDITED)

                                                                                         Cumulative
                                                                                           from
                                                                                         inception
                                                                                         (April 2,
                                             For the three months                         2001) to
                                                Ended March 31                            March 31,
                                              2004            2003                          2004)
EXPENSES
    Organizational expenses               $    ---           $  ---                     $      774
    Consulting and professional fees           ---              ---                         10,155
    Other operating expenses                   ---              ---                            144
							 ----------	  	----------				----------
 TOTAL EXPENSES                                ---              ---                         11,073
							-----------		----------				----------
NET LOSS BEFORE INCOME TAXES                   ---              ---                        (11,073)

INCOME TAXES					     ---		    ---				    ---
							-----------		----------				----------
NET LOSS                                  $    ---          $   ---			    $  (11,073)
							===========		==========				==========
NET LOSS PER SHARE (BASIC AND DILUTED)    $  (0.00)		$  (0.00)
							===========		==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                            37,040,000        37,040,000
							===========		==========




The accompanying notes are an integral part of these financial statements

F-2
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001 TO MARCH 31, 2004)

                                                                Accumulated
                                                                  Deficit
                            Common Stock        Additional       During the       Total
                       -----------------------   Paid-In        Development 	Stockholders?
Description             Shares         Amount    Capital           Stage     Equity (Deficit)

Balance April 2, 2001     -             $  -       $    -       	$   -        $    -

Common stock issued
 for services           5,000,000          500         500            -           1,000

Contributed capital       -                -         2,790            -           2,790

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000          -             -           3,000

Common stock issued for
Compensation            2,027,500          203          -             - 	      203

Net loss                   -                -           -         (9,073)        (9,073)
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001     37,027,500        3,703       3,290        (9,073)        (2,080)


Contributed capital        -                -        4,079            -           4,079

Common stock issued for
Compensation               12,500            1          -             -                1


Net loss                   -                 -           -         (2,000)        (2,000)
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2002     37,040,000        3,704       7,369        (11,073)            -

Net loss                   -                 -           -            -               -
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2003     37,040,000        3,704       7,369        (11,073)            -

Net loss                   -                 -           -            -               -
-------------------------------------------------------------------------------------------
BALANCE,
 March 31, 2004        37,040,000       $3,704     $ 7,369     $  (11,073)        $   -
  (Unaudited)
===========================================================================================

The accompanying notes are an integral part of these financial statements


F-3




ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND FROM INCEPTION TO MARCH 31, 2004
(UNAUDITED)




                                                                                          Cumulative
                                                                                             from
                                                                                           inception
                                                                                           (April 2,
                                                                                            2001) to
                                                  For the three months ended               March 31,
                                                            March 31                         2004
                                                      2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    ---          $    ---              $ (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Common stock issued for services pursuant to
      plan of reorganization                           ---                ---                 3,000
     Common stock issued for services                  ---                ---                 1,000
     Common stock issued for compensation              ---                ---                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses           ---                ---                   ---
								------------	------------		-----------
NET CASH USED BY OPERATING ACTIVITES                   ---                ---                (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                ---                ---                  6,869
  								------------	------------		------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              ---                ---                  6,869

NET CHANGE IN CASH FOR THE PERIOD                      ---                ---                   ---

CASH - BEGINNING OF PERIOD                             ---                ---                   ---
                   					------------	------------		------------
CASH- AT THE END OF THE PERIOD                     $   ---          $     ---              $    ---
								============	============		============

  The accompanying notes are an integral part of these financial statements



F-4



ENEFTECH CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)


NOTE 1.  INTERIM FINANCIAL INFORMATION
         -----------------------------
The financial statements of Enfetech Corporation (the Company) as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

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

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's
	 ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or In other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         In connection with the quarterly Report of Eneftech Corporation (the "Company") on Form 10-QSB for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary Jean Buerer, Chief Executive Officer and Chief Financial Officer, Certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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