Form 10QSB/A
period 2004-06-30
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB/A


[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2004
                                  or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

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

                 P.O. Box 6162, Burbank, Ca. 91510
             ------------------------------------------------
                 (Address of principal executive  offices)

                              310-994-4408
                     -------------------------------
                        Issuer's telephone number

               5 Grande Rue, 1315 La Sarraz, Switzerland
         ---------------------------------------------------
                    Previous address


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

                                       1



                             TABLE OF CONTENTS

											Page

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements							      F-1

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 5

Item 3. Controls and Procedures                                           8

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings								  9

Item 2.  Changes in Securities and Use of Proceeds			        9

Item 3.  Defaults On Senior Securities						  9

Item 4.  Submission of Items to a Vote						  9

Item 5.  Other Information								  9

Item 6.

(a) Exhibits 									        9
(b) Reports on Form 8K								        9

SIGNATURES                                                               10

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








3


PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENEFTECH CORPORATION
(A Development Stage Company)
                              FINANCIAL STATEMENTS
(Unaudited)
                                 JUNE 30, 2004

                                TABLE OF CONTENTS

Balance Sheets  									F-1

Statements of Operations 							F-2

Statement of Stockholders' equity                                 F-3

Statements of Cash Flows                                        	F-4

Notes to Financial Statements                               	F-5

4



ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003


                                                            June 30, 2004           December 31,
                                                              (Unaudited)               2003

ASSETS

  TOTAL ASSETS                                           $        ---             $    ---
										============		============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      TOTAL LIABILITIES                                  $        ---             $    ---

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000
    shares authorized; none outstanding                            ---                  ---

   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 3,040,000 and37,040,000 shares issued
      and outstanding at June 30, 2004 and December 31,
       2003, respectively.					              304                3,704

   Additional paid-in capital                                    10,769                7,369
   Deficit accumulated during the development stage             (11,073)             (11,073)
										--------------		--------------
      TOTAL STOCKHOLDERS' EQUITY                                    ---                  ---

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $        ---             $    ---
										==============		==============

The accompanying notes are an integral part of these financial statements
F-1
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
(UNAUDITED)

                                                                                          Cumulative
                                                                                              from
                                                                                          inception
                                                                                          (April 2,
                                        For the six months       For the three months      2001) to
                                            ended June 30          ended June 30          June 30,
                                          2004          2003      2004         2003         2004
EXPENSES
    Organizational expenses          $    ---         $  ---    $  ---       $  ---      $      774
    Consulting and professional fees      ---            ---       ---          ---          10,155
    Other operating expenses              ---            ---       ---          ---             144
						    --------	-------	-------	--------	----------
 TOTAL EXPENSES                           ---            ---       ---          ---          11,073
						    --------	-------	-------	--------	----------
NET LOSS BEFORE INCOME TAXES              ---            ---       ---          ---        (11,073)

INCOME TAXES                              ---            ---       ---          ---             ---
 						     --------	--------	--------	---------	-----------
NET LOSS                              $   ---          $  ---    $ ---        $  ---      $(11,073)
						     ========	========	========	=========	===========

NET LOSS PER SHARE (BASIC AND DILUTED) $  (0.00)       $ (0.00)  $ (0.00)     $ (0.00)
             				     ========	========	========	=========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                        27,459,890   37,040,000    17,773,333    37,040,000
						  ==========   ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001) TO JUNE 30, 2004

                                                                Accumulated
                                                                  Deficit         Total
                            Common Stock        Additional       During the     Stockholders?
                       -----------------------   Paid-In        Development       Equity
Description             Shares         Amount    Capital           Stage         (Deficit)
-----------------------------------------------------------------------------------------

Balance April 2, 2001      ---         $  ---     $   ---      $     ---       $    ---

Common stock issued
 for services           5,000,000         500          500           ---           1,000

Contributed capital         ---           ---        2,790           ---           2,790

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000         ---           ---           3,000

Common stock issued for
Compensation            2,027,500          203         ---           ---             203

Net loss                    ---            ---         ---         (9,073)        (9,073)
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001     37,027,500        3,703       3,290         (9,073)        (2,080)


Contributed capital         ---            ---       4,079           ---           4,079

Common stock issued for
Compensation               12,500            1         ---           ---               1


Net loss                    ---             ---        ---         (2,000)        (2,000)
-------------------------------------------------------------------------------------------
BALANCE at
 December 31, 2002     37,040,000        3,704       7,369        (11,073)            ---

Net loss                    ---             ---        ---            ---             ---
-------------------------------------------------------------------------------------------
BALANCE at
 December 31, 2003     37,040,000        3,704       7,369        (11,073)            ---


Return of shares
by former officers
and directors         (34,000,000)       (3,400)     3,400            ---             ---

Net income (loss)             ---           ---        ---            ---             ---

Balance at June 30,
2004 (Unaudited)        3,040,000      $    304  $  10,769    $   (11,073)         $  ---
				===========	   ==========  ========     ==========		==========



The accompanying notes are an integral part of these financial statements

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FROM INCEPTION TO JUNE 30, 2004
(UNAUDITED)


                                                                                         Accumulated
                                                                                             from
                                                                                           inception
                                                                                           (April 2,
                                                                                            2001) to
                                                  For the six months ended                  June 30,
                                                            June 30                           2004
                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    ---          $    ---              $ (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Common stock issued for services pursuant to
      plan of reorganization                           ---               ---                  3,000
     Common stock issued for services                  ---               ---                  1,000
     Common stock issued for compensation              ---                ---                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses           ---                ---                   ---
								-------------	--------------		--------------
NET CASH USED BY OPERATING ACTIVITES                   ---                ---                (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                ---                ---                  6,869
                     					-------------	--------------		--------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              ---                ---                  6,869

NET CHANGE IN CASH FOR THE PERIOD                      ---                ---                    ---

CASH - BEGINNING OF PERIOD                             ---                 ---                   ---
 								-------------	--------------		--------------
CASH- AT THE END OF THE PERIOD                 $       ---         $       ---           $       ---
								=============	==============		==============

The accompanying notes are an integral part of these financial statements

ENEFTECH
CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)


NOTE 1.  INTERIM FINANCIAL INFORMATION
         -----------------------------
The financial statements of Enfetech Corporation (the Company) as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.



NOTE 2. COMMON STOCK
        -------------

In May 2004 certain prior officers and directors agreed to return 34,000,000 shares of common stock. There was no cash nor value given in exchange for the returned shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

5

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

6
         9) the potential for growth or expansion; 10) the potential for profit;
         11) the perceived public recognition or acceptance of products, services or trades; and
         12)      name identification.

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

         The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

         There currently are no limitations on the Company's ability to borrow funds to effect a Merger. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of

7
the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, all the risks inherent thereto.

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


8





                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

         Return of 34,000,000 common shares in May, 2004

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

9




                                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: October 21, 2004

ENEFTECH CORPORATION

By:  /s/  Stephen Stotesbery

------------------------------------
Stephen Stotesbery
CEO, President, Chief Financial Officer and Director






Exhibit 31                      CERTIFICATIONS

I, Stephen Stotesbery, Chief Executive Officer and Chief Financial Officer of Eneftech Corporation (the "Company" or "Registrant) certify that:


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within Company, particularly during the period in which this report is being prepared;
                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be
 	   designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                  (c) Evaluated the effectiveness of the registrant's Disclosure controls and procedures and presented in this report our Conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of

10
registrant's board of directors (or persons performing the equivalent function):

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


Date: October 21, 2004                        /s/ Stephen Stotesbery
                                         -----------------------------
                                         Stephen Stotesbery, Chief Executive
                                         Officer and Chief Financial Officer

11




Exhibit 32  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly Report of Eneftech Corporation (the "Company") on Form 10-QSB for the six months ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Stotesbery, Chief Executive Officer and Chief Financial Officer, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Stotesbery
- -------------------------------------
Stephen Stotesbery
Chief Executive Officer and
Chief Financial Officer
October 21, 2004

12