Form 10QSB
period 2004-09-30
ENEFTECH CORP
filed 2004-11-10
CIK 1138654

UNITED STATES
                   SECURTIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB


[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            September 30, 2004
                                  or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

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


3


PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENEFTECH CORPORATION
(A Development Stage Company)
                              FINANCIAL STATEMENTS
(Unaudited)
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

Balance Sheets  									F-1

Statements of Operations 							F-2

Statement of Stockholders' equity                                 F-3

Statements of Cash Flows                                        	F-4

Notes to Financial Statements                                     F-5


4



ENEFTECH CORPORATION
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                          September 30, 2004           December 31,
                                                              (Unaudited)                 2003

ASSETS

  TOTAL ASSETS                                           $        ---            $     ---
           									=============		=============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

      TOTAL LIABILITIES                                   $        ---            $     ---

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20,000,000
    shares authorized; none outstanding                            ---                  ---

   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 3,040,000 and 37,040,000 shares issued and
      outstanding at September 30, 2004
      and December 31, 2003, respectively                           304                3,704

   Additional paid-in capital                                    10,769                7,369
   Deficit accumulated during the development stage             (11,073)             (11,073)
										---------------		---------------
      TOTAL STOCKHOLDERS' EQUITY                                    ---                  ---

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      ---            $     ---
										===============		===============


The accompanying notes are an integral part of these financial statements

F-1
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND ACCUMULATED DEFICIT DURING THE
DEVELOPMENT STAGE
(UNAUDITED)

                                                                                          Cumulative
                                                                                              from
                                                                                          inception
                                                                                          (April 2,
                                        For the nine months       For the three months      2001) to
                                        ended September 30        ended September 30      September 30,
                                          2004          2003      2004         2003            2004
EXPENSES
    Organizational expenses          $    ---         $  ---    $  ---      $   ---      $      774
    Consulting and professional fees      ---            ---       ---          ---          10,155
    Other operating expenses              ---            ---       ---          ---             144
						------------	---------	--------	---------	-----------
 TOTAL EXPENSES                           ---            ---       ---          ---          11,073
						------------	---------	--------	---------	-----------
NET LOSS BEFORE INCOME TAXES              ---            ---       ---          ---        (11,073)

INCOME TAXES                              ---            ---       ---          ---             ---
 						------------	---------	--------	---------	-----------
NET LOSS                              $   ---          $  ---    $  ---      $   ---      $ (11,073)
 						============	=========	========	=========	===========

NET LOSS PER SHARE (BASIC AND DILUTED) $  (0.00)       $ (0.00)  $ (0.00)    $  (0.00)
       ============	=========	========	=========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                        19,230,476   37,040,000     3,040,000    37,040,000
						============   ==========	=========	===========



The accompanying notes are an integral part of these financial statements

F-2
ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
FROM INCEPTION (APRIL 2, 2001 TO SEPTEMBER 30, 2004)

                                                                Accumulated
                                                                  Deficit         Total
                            Common Stock        Additional       During the     Stockholders?
                       -----------------------   Paid-In        Development       Equity
Description             Shares         Amount    Capital           Stage        (Deficit)
-----------------------------------------------------------------------------------------

Balance April 2, 2001        ---        $  ---     $  ---       $  ---        $   ---

Common stock issued
 for services           5,000,000         500         500           ---           1,000

Contributed capital          ---           ---       2,790          ---           2,790

Common stock issued
 for services
 pursuant to plan
 of reorganization     30,000,000        3,000         ---          ---           3,000

Common stock issued for
Compensation            2,027,500          203         ---          ---             203

Net loss                      ---          ---         ---         (9,073)        (9,073)
-------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001     37,027,500        3,703       3,290         (9,073)        (2,080)


Contributed capital           ---          ---       4,079           ---           4,079

Common stock issued for
Compensation               12,500            1         ---           ---               1


Net loss                      ---          ---         ---         (2,000)        (2,000)
-------------------------------------------------------------------------------------------
BALANCE at
 December 31, 2002     37,040,000        3,704       7,369        (11,073)            ---

Net loss                   -                 -           -            ---             ---
-------------------------------------------------------------------------------------------
BALANCE at
 December 31, 2003     37,040,000        3,704       7,369        (11,073)            ---


Return of shares
by former officers
and directors         (34,000,000)       (3,400)     3,400            ---             ---

Net income (loss)             ---           ---        ---            ---              ---
--------------------------------------------------------------------------------------------
Balance at September
2004 (Unaudited)        3,040,000      $    304  $  10,769    $   (11,073)         $   ---
				==========	     =======   =======      ==========		=========



The accompanying notes are an integral part of these financial statements


F-3

ENEFTECH CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND FROM INCEPTION TO SEPTEMBER 30, 2004
(UNAUDITED)

                                                                                          Cumulative
                                                                                             from
                                                                                           inception
                                                                                           (April 2,
                                                                                            2001) to
                                                  For the nine months ended               September 30,
                                                         September 30                         2004
                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $    ---          $    ---             $  (11,073)

   Adjustments to reconcile net loss to net cash used by operating activities

     Common stock issued for services pursuant to
      plan of reorganization                           ---               ---                  3,000
     Common stock issued for services                  ---               ---                  1,000
     Common stock issued for compensation              ---                ---                   204
   Changes in assets and liabilities:
     Increase (decrease) in accrued expenses           ---                ---                   ---
								 ------------	   ------------		-------------
NET CASH USED BY OPERATING ACTIVITES                   ---                ---                (6,869)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contributed Capital                                ---                ---                  6,869
                    					 ------------	   ------------  		--------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              ---                ---                  6,869

NET CHANGE IN CASH FOR THE PERIOD                      ---                ---                    ---

CASH - BEGINNING OF PERIOD                             ---                 ---                   ---
                                                  ----------- 	    ------------		---------------
CASH- AT THE END OF THE PERIOD                     $   ---             $   ---             $     ---
								  ===========	    ============		===============

The accompanying notes are an integral part of these financial statements

F-4


ENEFTECH CORPORATION
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)


NOTE 1.  INTERIM FINANCIAL INFORMATION
         -----------------------------
The financial statements of Enfetech Corporation (the Company) as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

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

The Company will not restrict its search for any specific kind of Merger
Target, and may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the

5
Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a Merger.

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

         1)       the available technical, financial and managerial resources;
         2)       working capital and other financial requirements;
         3)       history of operation, if any;
         4)       prospects for the future;
         5)       present and expected competition;
         6) the quality and experience of management services which may be available and the depth of that management;
         7)       the potential for further research, development or
                  exploration;
         8) specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the
6
                  Company;
         9) the potential for growth or expansion; 10) the potential for profit;
         11) the perceived public recognition or acceptance of products, services or trades; and
         12)      name identification.

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

         There currently are no limitations on the Company's ability to borrow funds to effect a Merger. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially

7
acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, all the risks inherent thereto.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits required by Item 601 of Regulation S-B

        31      Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        32      Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


Reports on Form 8-K
8/20/2004 Item 1. Change in control of Registrant
          Item 6. Resignation of Registrant's directors
          Item 7. Financial statement and exhibits
          Exhibits-
	      10.1 Share acquisition agreement
                         10.2 Acquisition agreement
        	       8/24/2004 Item 7. Financial statements and exhibits
	       8/27/2004 Item 4. Changes in Registrant's certifying accountant
                           Item 7. Financial statements and exhibits
                           Exhibits-
                           16 Letter from prior accountants

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

         In connection with the quarterly Report of Eneftech Corporation (the "Company") on Form 10-QSB for the six months ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Stotesbery, Chief Executive Officer and Chief Financial Officer, Certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section
906 of the Sarbanes-Oxley Act of 2002, that:

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