Form 10KSB
period 2004-12-31
ENEFTECH CORP
filed 2005-04-15
CIK 1138654

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 2004

                        Commission File Number: 814-00681

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


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [x]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended December 31, 2004.  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2004 was $0.

The number of shares outstanding of each of the issuer's classes of such common equity, as of December 31, 2004 was 3,040,000 shares.

Transitional Small Business Disclosure Format (check one): Yes___; No_X_

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS............................................4
Item 2.   DESCRIPTION OF PROPERTIES..........................................5
Item 3.   LEGAL PROCEEDINGS..................................................5
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................5

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................6
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION..............................................7
Item 7.   FINANCIAL STATEMENTS...............................................9
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................9
Item 8a. CONTROLS AND PROCEDURES............................................10
Item 8b. OTHER INFORMATION..................................................10

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT...................................................10
Item 10. EXECUTIVE COMPENSATION..............................................10
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................11
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................12
Item 13. EXHIBITS AND REPORTS ON FORM 8-K....................................12
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................13

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

Effective as of 11:59 pm on 12/31/03 the Board of Directors of the Company accepted the resignation of Mary-Jean Buerer as Chief Executive Officer of the corporation and El Hadj Malick Kane as Chief Operating Office effective as of 11:59 pm on 12/31/02. Effective as of 12:01 am on 1/1/04 the Board of Directors of the Company appointed Stephen Stotesbery as a director and as Chief Executive Officer of the corporation until the next annual meeting of stockholders and/or until a successor is elected and has qualified, or until such officer's earlier death, resignation or removal.

Effective May 10, 2004, as reported in a Form 8-K filed on June 24, 2004, the Board of Directors of the Company accepted the return of 30,000,000 shares of restricted and unregistered shares of the $0.0001 par value common stock of the Company originally issued to Mary-Jean Buerer, Meinrad Buerer, and El Hadj Malick Kane, for the acquisition of the assets of Eneftech Group, rescinding the acquisition transaction, and 4,000,000 shares previously to ILN INDUSTRIES LLC. for reinstatement as issuable. As a result of these cancellations, the issued and outstanding shares of the common stock of the Company was reduced to 3,040,000.

Also on May 10, 2004, three of the existing directors of the Company, Mary-Jean Buerer, Meinrad Buerer and El Hadj Malick Kane, resigned as directors of the Company and Parrish Whitaker and Terence M. O'Keefe were appointed as directors along with Stephen R. Stotesbery. Mr. Stotesbery was appointed as President and Secretary and Mr. Whitaker was appointed as Chairman. The change of officers and directors was reported on Form 8-K filed with the SEC on June 24, 2004.

As reported on Form 8-K filed with the SEC on August 20, 2004, Parrish Whitaker resigned as an officer and director of the Company effective August 5, 2004. On October 26, 2004, Stanley Hirschman and Phil Pearce were appointed as new directors of the Company, to serve with Mr. Stotesbery and Mr. O'Keefe. Their appointment was reported in a Form 8-K filed with the SEC on November 5, 2004.

In August, 2004, the Company announced an agreement to merge with iWorld Projects & Systems, Inc., a privately held Florida corporation, as reported on a Form 8-K filed with the SEC on August 20, 2004. Subsequently, the closing of the merger was postponed indefinitely because the Company was unable to obtain timely audited financial statements from its then independent auditors. The postponement was announced in a Form 8-K filed on October 15, 2004. Thereafter, the proposed merger with iWorld Projects & Systems, Inc. was cancelled, as reported on Form 8-K filed on March 18, 2005.

On November 1, 2004, the Company filed an election with the SEC on Form N54-A to be a business development company under the Investment Company Act of 1940. No investments in any portfolio companies have yet been made by the Company.

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

With the abandoned of that business plan in May, 2004, the business of the Company became searching for and locating merger partners with operating businesses, and, after November 1, 2004, to act as a business development Company under the Investment Company Act of 1940. No operations or other business activity occurred through the end of December 2004.

EMPLOYEES

As of December 31, 2004, we had no employees.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

During 2004, we used the office of management, at no cost to the Company located at Burbank, California.

ITEM 3.  LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

As of December 31, 2004, there was no market for our common equity.

HOLDERS

There were 21 holders of our common stock as of December 31, 2004.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2004, we did not sell any securities which were not registered.

TRANSFER AGENT AND REGISTRAR

Our transfer agent is PublicEase, 3663 E. Sunset Road, Suite 104, Las Vegas, NV 89120.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During 2004, we abandoned our plan to design and produce economical small-scale units, featuring the the conversion of hermetic scroll compressors into turbines and the designing of a multi-fuel boiler, due to lack of operating funds. Our business model then became one of locating a suitable merger partner, and later, to acting as a business development company. Again, due to lack of funds, we were unable to implement this plan, and engaged in no business activity in 2004.

SERVICES TO BE OFFERED

We plan to provide management services to portfolio companies which we identify and in which we invest. To date, no portfolio companies have been identified and we have no funds to make any investments.

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

FORWARD  LOOKING  STATEMENTS

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the previous discussion and elsewhere in this report and in any other statement made by, or on behalf of our Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our Company's control and many of which, with respect to future business decisions, are subject to change. Theseuncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our Company. We disclaim any obligation to update forward looking statements.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements of the Company and supplementary data are included preceding the signature page to this report. See Item 13. for a list of the financial statements and financial statement schedules included.

ITEM  8.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

The firm of Mendoza Berger Company, LLP acted as the Company's independent auditor in connection with the audit of its financial statements for 2002 and 2003 and the review of its reports of Forms 10-K for 2002 and 2003 and on Forms 10-Q for the interim quarterly periods through September 30, 2004. On March 17, 2005, the Company filed a report on Form 8-K reporting that it had terminated its relationship with Mendoza Berger Company and had retained the firm Robison, Hill Company as its independent auditors. As reported on the Form 8-K, there were no disagreements with the former auditors over accounting policy or the reporting of any material accounting matter.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(C) OF THE EXCHANGE ACT

MANAGEMENT DURING 2004


Names                                       Title or Position                                    Ages

Stephen Stotesbery                  President/Secretary, CEO and Director                        37
Terence O'Keefe                     Director                                                     35
Stanley Hirschman                   Director                                                     58
Phil Pearce                         Director                                                     74


ITEM.  10.  EXECUTIVE  COMPENSATION

None of the executive officer's salary and bonus exceeded $100,000 during our last fiscal year. No officer or director received any compensation in 2004

2001 STOCK INCENTIVE PLAN

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of December 31, 2004 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.


TITLE OF          NAME AND ADDRESS OF                     AMOUNT OF SHARES             PERCENT
  CLASS           BENEFICIAL OWNER                        BENEFICIALLY OWNED           OF CLASS
                  -----------------------------------    (COMMON SHARES)
Common            El Hadj Malick Kane, Director           350,000                       11.5%
Stock             15, avenue des Oiseaux
                  1018 Lausanne,
                  Switzerland
                  -----------------------------------
Common            Mary Jean Buerer,                       350,000                       11.5%
Stock             President/Treasurer/Director
                  5 Grand Rue
                  1315 La Sarraz
                  Switzerland
                  -----------------------------------
Common            Meinrad Buerer, Secretary/Director      350,000                       11.5%
Stock             5 Grand Rue
                  1315 La Sarraz
                  Switzerland
                  -----------------------------------
Common            Henry L. Jan, Shareholder               1,345,500                     44.2%
Stock             15007 Grove Gardens
                  Houston, TX 77082
                  -----------------------------------     ---------------              ------

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On October 25, 2001, we issued the general partners of Eneftech Group 30,000,000 shares for all of the assets and liabilities of Eneftech Group, a California
General Partnership, in a reorganization within the meaning of Section 368(a)(1)(c) of the Internal Revenue Code of 1986, as amended. The 30,000,000 shares were returned to the Company during 2004.

On October 25, 2001, we issued ILN Industries, LLC a total of 5,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for the consideration of $1,000. During 2004, 4,000,000 shares were returned to the Company.

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

* Exhibits were previously filed.

(B)  REPORTS  ON  FORM  8-K

Reports on Form 8-K during the fourth quarter of 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004:


                   Service                              2004
 -------------------------------------------   ----------------------
 Audit Fees                                    $                    -
 Audit-Related Fees                                                 -
 Tax Fees                                                           -
 All Other Fees                                                     -
                                               ----------------------
 Total                                         $                    -
                                               ======================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided bythe independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                              ENEFTECH CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Balance Sheets
  December 31, 2004 and 2003.............................................F - 2

Statements of Operations for the years ended
  December 31, 2004 and 2003 and the for the cumulative period
  From April 2, 2001 (Inception) to December 31, 2004....................F - 3

Statement of Stockholders' Equity
  Since April 1, 2001 (inception) to December 31, 2004...................F - 4

Statements of Cash Flows for the years ended
  December 31, 2004 and 2003 and the for the cumulative period
  From April 2, 2001 (Inception) to December 31, 2004....................F - 5

Notes to Financial Statements............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT




Eneftech Corporation
(A Development Stage Company)

         We have audited the accompanying balance sheets of Eneftech Corporation (a development stage company) as of December 31, 2004 and the related statements of operations, and cash flows for the year then ended and the cumulative since April 2, 2001 (inception) to December 31, 2004, and the statement of stockholders' equity from April 2, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Eneftech Corporation (a development stage company) as of December 31, 2003, were audited by other auditors whose report dated October 7, 2004, expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eneftech Corporation (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 31, 2005

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $                - $                 -
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001, Authorized 20,000,0000
    shares, Issued 0 shares at December 31, 2004 and 2003                                     -                   -
  Common Stock, par value $.0001, Authorized 100,000,000
    shares, Issued 3,040,000 and 37,040,000 shares at
    December 31, 2004 and 2003                                                              304               3,704
  Paid-In Capital                                                                        25,769               7,369
  Deficit Accumulated During the Development Stage                                      (26,073)            (11,073)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                               -                   -
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $                -  $                -
                                                                             ==================  ==================


















   The accompanying notes are an integral part of these financial statements.

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                                                      since
                                                                                                     April 1,
                                                                                                       2001
                                                                 For the year ended                inception of
                                                                    December 31,                   development
                                                       --------------------------------------
                                                              2004                2003                stage
                                                       ------------------  ------------------  --------------------
Revenues:                                              $                -  $                -  $                  -

Expenses:
   General & Administrative                                        15,000                   -                26,073
                                                       ------------------  ------------------  --------------------

     Net Loss                                          $          (15,000) $                -  $            (26,073)
                                                       ==================  ==================  ====================

Basic & Diluted Loss per Share                         $                -  $                -
                                                       ==================  ==================

Weighted Average Shares Outstanding                            15,335,890          37,040,000
                                                       ==================  ==================



















   The accompanying notes are an integral part of these financial statements.

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 2, 2001 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                        Since
                                                                                                                       April 2,
                                                                                                                         2001
                                                                                                                     Inception of
                                                                          Common Stock               Paid-In         Development
                                                                     Shares          Par Value       Capital            Stage
                                                                ----------------- --------------- --------------  ------------------
Balance at April 2, 2001 (Inception)                                            - $             - $            -  $                -

October 25, 2001, Common stock issued
  for cash                                                              5,000,000             500            500                   -
October 31, 2001, Contributed capital                                           -               -          2,790                   -
October 31, 2001, Common stock issued
  to acquire assets of Eneftech Group                                  30,000,000           3,000              -                   -
December 15, 2001, Common stock issued
  pursuant to stock incentive plan                                      2,027,500             203              -                   -
Net loss                                                                        -               -              -             (9,073)
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2001                                           37,027,500           3,703          3,290             (9,073)

February 15, 2002, Shares vested under                                                                                             -
  stock incentive plan                                                     12,500               1              -
Capital contributed by shareholder                                              -               -          4,079                   -
Net Loss                                                                        -               -              -             (2,000)
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2002                                           37,040,000           3,704          7,369            (11,073)

Net Loss                                                                        -               -              -                   -
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2003                                           37,040,000           3,704          7,369            (11,073)

May 12, 2004, Cancellation of shares                                  (34,000,000)         (3,400)         3,400                   -
Capital contributed                                                             -               -         15,000                   -
Net Loss                                                                        -               -              -            (15,000)
                                                                ----------------- --------------- --------------  ------------------

Balance at December 31, 2004                                            3,040,000 $           304 $       25,769  $         (26,073)
                                                                ================= =============== ==============  ==================

   The accompanying notes are an integral part of these financial statements.

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                    since April 2,
                                                                                                        2001
                                                                   For the years ended              Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (15,000) $                -  $          (26,073)

Common Stock Issued for Services                                          -                   -               4,204
Increase (Decrease) in Accounts Payable                                   -                   -                   -
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                             (15,000)                  -             (21,869)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                   15,000                   -              21,869
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            15,000                   -              21,869
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $26,000 for the period from April 2, 2001 (inception) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Texas on April 2, 2001 under the name ILN Barrington Corporation. On October 25, 2001, the Company entered into a business combination and acquired all of the assets and liabilities of Eneftech Group, a California partnership, pursuant to an agreement and plan of reorganization. The agreement set forth that Barrington would issue 30,000,000 shares to the general partners of Eneftech Group. The Company's name was changed to Eneftech Corporation on October 21, 2001 to engage in the business of distributing power, heating and cooling generation for industrial, commercial and residential customers.

         During 2004, the plan was abandoned, the 30,000,000 shares issued under the plan were canceled and returned to the Company and an additional 4,000,000 shares issued to ILN Industries were also canceled.

         As of December 31, 2004, the Company is in the development stage, and has not commenced planned principal operations.

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Nature of Business

         The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Eneftech Corporation (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $26,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of December 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eneftech Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 12, 2005

                              ENEFTECH CORPORATION

By:  /s/  Stephen Stotesbery
     ------------------------------------
     Stephen Stotesbery
     CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.
NAME                                     TITLE                DATE
/s/  Stephen Stotesbery
------------------------
     Stephen Stotesbery         CEO,  President, Treasurer    April 12, 2005
                                and Director

/s/  Terence O'Keefe
------------------------
     Terence O'Keefe            Director                      April 12, 2005

/s/  Stanley Hirschman
------------------------
     Stanley Hirschman          Director                      April 12, 2005

/s/  Phil Pearce
------------------------        Director                      April 12, 2005
     Phil Pearce