Form 10QSB
period 2005-06-30
ENEFTECH CORP
filed 2005-08-15
CIK 1138654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2005
                  ---------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 16, 2005 3,040,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----
                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                              June 30,          December 31,
                                                2005                2004
                                          ------------------  ------------------
Assets:                                   $                -  $                -
                                          ==================  ==================

Liabilities: Accounts Payable             $                -  $                -
                                          ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, par value $.0001,
  Authorized  20,000,0000  shares,  Issued 0
    shares at June 30, 2005
    and December 31, 2004                                  -                   -
  Common Stock, par value $.0001,
    Authorized 100,000,000 shares,
    Issued 3,040,000 shares
    at June 30, 2005 and December 31, 2004               304                 304
  Paid-In Capital                                     25,769              25,769
  Deficit Accumulated During the Development Stage   (26,073)           (26,073)
                                            ------------------  ----------------
     Total Stockholders' Equity                            -                   -
                                            ------------------  ----------------
     Total Liabilities and
     Stockholders' Equity                 $                -  $                -
                                          ==================  ==================















                             See accompanying note

                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Cumulative
                                                                 since
                                                              April 2,2001
                                                                Inception
                              For the three months ended           of
                                       June 30,                 development
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
                       ==================  =================


















                             See accompanying notes






                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Cumulative
                                                                  since April 2,
                                                                      2001
                               For the three months ended           Inception of
                                         June 30,                   Development
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
                                     See accompanying notes
                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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






                              ENEFTECH CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         As of June 30, 2005, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of June 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

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

NOTE 4 - COMMITMENTS

         As of June 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



























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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended June 30, 2005 or 2004 because it is a shell company that has not commenced plan business operations.

         The Company had no costs of sales revenues for the three months ended June 30, 2005 or 2004 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 for the three month period ended June 30, 2005 and $0 for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2005, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2004. The Company had a net working capital deficit of $0 at June 30, 2005 and $0 at December 31, 2004.

         Net stockholders' deficit in the Company was $0 as of June 30, 2005 and $0 at December 31, 2004.


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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

* Exhibits were previously filed.

B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENEFTECH CORPORATION

Dated: August 15, 2005

By:  /s/  Stephen Stotesbery
     ------------------------------------
     Stephen Stotesbery
     President and Chief Executive Officer, Treasurer, and Director (Principal Executive Officer and
     Principal Financial and Accounting Officer)